Form 10-K405
period 1997-10-25
ARGO TECH CORP
filed 1998-01-23
CIK 1047837

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

                        ANNUAL REPORT PURSUANT TO THE
                       SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 25, 1997       COMMISSION FILE NO.  333-38223

                            ARGO-TECH CORPORATION
            EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

 DELAWARE                                                        31-1521125
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

 23555 EUCLID AVENUE, CLEVELAND, OHIO                                  44117
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 692-6000

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     NONE

         Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days. Yes    No  X
                                  ---  ----

         Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K. X
                                        ---

         All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.


         As of January 23, 1998, 3,000 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.


         Documents  incorporated by reference: None

                                     PART I

ITEM 1.       BUSINESS.


GENERAL

         As used herein, unless the context otherwise indicates, references to "Carter" refer to the J.C. Carter Company, Inc. and references to the "Company" refer to Argo-Tech Corporation ("Argo-Tech") and its wholly owned subsidiaries, including Carter, unless the context indicates otherwise. As used in the report, "large commercial aircraft" refers to jet aircraft manufactured outside of the former Soviet bloc, seating 100 or more passengers, "large commercial aircraft engines" refers to commercial jet engines manufactured outside of the former Soviet bloc, having 10,000 pounds of thrust or more, and "airframes" refers to jet airframes manufactured outside of the former Soviet bloc.

         The Company is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. The Company provides a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Company is the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and is a leading supplier of airframe products and aerial refueling systems. Main engine fuel pumps are precision mechanical pumps, mounted to the engine, that maintain the flow of fuel to the engine at a precise rate and pressure. Airframe products include fuel pumps and airframe accessories, which are used to transfer fuel to the engine systems and to shift and control fuel between tanks in order to maintain aircraft balance. Aerial refueling systems permit military aerial tankers to refuel fighter, bomber and other military aircraft while in flight. The Company is also a leading manufacturer of components for ground fueling systems, which include fueling hydrants, couplers and nozzles. Ground fueling systems transfer fuel from fueling trucks and underground tanks to the underwing fuel receptacle of the aircraft. Sales to Original Equipment Manufacturers ("OEMs") provide the Company with a platform for its substantial aftermarket business, which accounts for the major component of its net revenues. The Company's aftermarket business provides repair and overhaul services and distributes spare parts to its commercial and military customers worldwide.

         Since 1991, until the acquisition of Carter (the "Acquisition"), the Company was primarily a manufacturer of main engine fuel pumps. In September 1997, the Company expanded its product lines through the acquisition of the outstanding capital stock of Carter, a California corporation. Carter's product lines include airframe pumps and accessories, military aerial refueling systems and other fuel system components such as valves and ground fueling components, as well as the production and service of LNG pumps. The Company also operates a materials laboratory and a business park in Cleveland, Ohio, where the Company maintains its headquarters and primary production facilities (the "Cleveland Facility").

PRODUCTS

  Aerospace OEM

         Main Engine Fuel Pumps. Main engine fuel pumps are precision mechanical pumps, mounted to the engine, that maintain the flow of fuel to the engine at a precise rate and pressure. All Argo-Tech main engine fuel pumps are designed at the Company's Cleveland Facility. These pumps consist of an aluminum body which is cast by one of two selected certified subcontractors. The Company then machines the casting, adds a variety of gears and other components, and performs rigorous testing at its Cleveland Facility.

         The Company is the sole source supplier of main engine fuel pumps for all CFM56 series engines, one of the most popular series of large commercial aircraft engines used today. The CFM56 series engines power the Airbus Industries ("Airbus") A-319, A-320, A-321 and A-340 and The Boeing Company ("Boeing") 737 aircraft. The Company is also the sole source supplier of main engine fuel pumps for all engines used on the Boeing 777 aircraft.

         In 1992, the Company expanded its market to include large regional and business jet applications by securing the BR710 engine program, which is used on the high-end Bombardier Canadair Aerospace ("Canadair") Global Express and the Gulfstream Aerospace Corp. ("Gulfstream") V aircraft. In 1996, the Company added to its growing base of regional and business jet applications by winning the General Electric Company ("GE") CF34-8C engine program, which is used on the Canadair RJ700 aircraft.

         Airframe Products. Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. The Company manufactures boost and transfer fuel pumps and fuel transfer control components, including fuel flow proportioners, fuel system gate assemblies, and a variety of airframe valves, adapters, nozzles and caps. These components are used to manage storage, fueling, transfer and engine feed functions during ground and flight operations. The Acquisition significantly increased the Company's presence in the airframe fuel transfer control systems market.

         Aerial Refueling Systems. The Company is a major supplier of components for aerial refueling systems, which are produced only for military applications. Aerial refueling components manufactured by the Company, including pumps and couplers, are installed in the refueling systems of every U.S. designed military aircraft equipped with such capability.

         New Products. The Company has successfully developed new market opportunities which include lube oil and scavenge pumps and fuel flow dividers. Lube oil and scavenge pumps supply lubrication to aerospace and industrial gas turbine engine components. Fuel flow dividers divide fuel flow into precisely metered portions for more efficient combustion and lower emissions. The Company has secured production contracts with Rolls-Royce PLC ("Rolls-Royce") to supply components on industrial power generation platforms. The Company has also gained entry into the land-based gas turbine business, securing development and production contracts with GE, Pratt & Whitney ("Pratt & Whitney"), Rolls-Royce and Westinghouse Electric Corp. ("Westinghouse"). In addition, in 1993, McDonnell Douglas Corporation ("McDonnell Douglas") awarded the Company a development contract for the 480 gallon external fuel tank system used on the Navy's F-18 E/F aircraft, and in December 1997, the Company was awarded the first production contract.

  Ground Fueling Products

         The Company manufactures various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world. Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the underwing fuel receptacle of the aircraft. In addition to nozzles, couplers and hydrants, the Company also sells pressure control valves and systems. The Company has also developed the AVR2000 Fuel Delivery Meter, a hardware and software system for customized fuel utilization management, data collection and billing.

         New Products. The Company has recently developed digital pressure control valves which incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure into fuel tanks. In addition, the Company has identified three new potential product applications for its ground fueling technology: railroad fluid transfers, fueling of off-road construction and mining equipment and LNG nozzles and receptacles for use on alternative fuel vehicles.

  Industrial

         The Company has been widely recognized as a leading designer and supplier of high performance submerged motor pumps for liquefied gas. The Company sold its OEM business for industrial LNG pumps installed outside North America in 1987. As a result, new pump delivery is extremely limited; however, the Company continues to provide spare parts, testing, and upgrade and repair services.

AFTERMARKET SALES

         Aftermarket sales comprise the largest component of the Company's business and consist of spare parts sales and overhaul, retrofit, repair and technical support services to commercial and military customers worldwide. Currently, over 38% of the Company's spare parts sales are attributable to overhaul and repair services performed by Argo-Tech, with the remaining sales resulting from spare part purchases by third-party shops and airlines. The Company's Cleveland, Costa Mesa and Inglewood facilities overhaul and repair approximately 30% of the products manufactured by the Company. The Costa Mesa facility also performs overhaul services for non-Company manufactured products.

CUSTOMERS

  Aerospace

         OEM customers for the Company's aerospace products include the world's major aircraft engine manufacturers: Allison Engine, BMW/Rolls-Royce (BRR), GE, Pratt & Whitney (including Pratt & Whitney Canada), Rolls-Royce, SNECMA/GE
(CFMI) ("SNECMA/GE") and Williams International Corp. Customers for the Company's airframe pumps and valves include Airbus, Boeing, Cessna Aircraft Company, Gulfstream, Lear Corp., Lockheed Martin Corp. ("Lockheed Martin"), McDonnell Douglas, Raytheon Company and Rockwell International Corp. The Company is a leading supplier of components used on U.S. designed military aircraft. The Company's products are used on a variety of fighter, training, transport and cargo aircraft, bombers and helicopters. Substantially all of the Company's military products are sold to the U.S. Department of Defense, certain foreign militaries and OEMs, including Pratt & Whitney, Lockheed Martin, McDonnell Douglas and Northrop Grumman Corp. The Company's aftermarket customers include all major aircraft and engine repair facilities and all major airlines worldwide. Currently, the total number of airline and third party customers for spare parts and overhaul services exceeds 200.

         Upsilon International Corporation ("UIC"), in its capacity as foreign distributor of Argo-Tech products, accounted for approximately 22% of the Company's net revenues for the fiscal year ended October 25, 1997. Sales to Pratt & Whitney and SNECMA/GE accounted for 12% and 11% of net revenues, respectively, for the fiscal year ended October 25, 1997.

  Ground Fueling

         Most ground fueling products are sold to customers through independent distributors. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, the Company's ground fueling products are purchased by several oil companies, including several state-run oil companies and airport authorities. In 1997, approximately 57% of the Company's ground fueling sales were to customers outside the U.S.

  Industrial

         The industrial customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants and large architectural and engineering companies worldwide.

SALES AND MARKETING

         The Company markets and sells its aerospace and ground fueling products and services through a combination of direct marketing, sales personnel and independent manufacturing representatives and U.S. and international distributors. The Company supplies spare parts directly to domestic airlines and third-party overhaul shops. Foreign customers of Argo-Tech receive their spare parts from UIC, which has a warehouse located in Torrance, California. Foreign customers of Carter receive their spare parts directly from Carter.

         Engine and airframe OEMs select suppliers of aerospace components primarily on the basis of custom design capabilities, product quality and performance, prompt delivery, price and aftermarket service. The Company believes that it meets these requirements in a timely, responsive manner which has resulted in an extensive installed base of components and substantial aftermarket sales. The Company also staffs an on-site design engineer with two of its customers to represent its products and to work closely with the customer to develop new components.

SUPPLIERS AND RAW MATERIALS

         The Company utilizes a certified supplier program that demands a commitment to 100% quality and on-time deliveries. In addition, for the last several years a comprehensive supplier rating system has been in place at Argo-Tech to measure supplier performance. While Carter's certified supplier program is in an earlier stage of implementation, Argo-Tech believes that its experience will assist Carter in the development of its program. Currently, the Company's total supplier base includes approximately 600 firms.

         The largest single expenditure by Carter relates to outsourcing of component machining, which is primarily provided by three long term suppliers. While prices have generally remained constant for two years, the Company has derived significant savings by taking advantage of advances in machining technologies and coordinating engineering with its suppliers.

         Aluminum castings are the highest volume raw material supplied to the Company and are provided by five certified suppliers under long-term arrangements. The Company also buys quantities of steel bar stock to produce gears and shafts from multiple producers. However, CPM-10V, a powdered metal which is essential for the manufacture of certain of the Company's main engine fuel pumps, is a proprietary product available only from Crucible Specialty Metals. The Company does not have a contractual arrangement with Crucible Specialty Metals, but purchases CPM-10V pursuant to standard purchase orders. The Company has approximately a six month supply of CPM-10V that has been produced and is waiting to be released per the Company's manufacturing schedule. Another material has been identified that would replace CPM-10V, but that material has not been certified for use by the Company's customers. The Company believes certification of this material could be obtained before the six month supply has been depleted.

MANUFACTURING

         The Company manufactures a major portion of its products at its Cleveland Facility, which was acquired from TRW Inc. ("TRW") in 1986. This facility houses the Company's senior management and the majority of its aerospace engineering and design staff, sales team, and production and main distribution facilities. The Cleveland Facility is organized into five manufacturing "cells" that operate its bearing, gear, housing, shaft and assembly/test productions. By creating cells, the necessary people, machinery, materials and methods are organized into five distinct business teams. Within each manufacturing cell are members from the Manufacturing, Quality, Production Control, Statistical Process Control, and Manufacturing Engineering disciplines. In addition, the Company's design engineering staff is organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to meet the Company's integrated operating plan and to ensure timely production of the Company's products.

         In contrast to Argo-Tech's substantial reliance on internal manufacturing, Carter outsources most of its machining and pre-assembly production to external providers. However, Carter does maintain internal equipment capacity which enables it to produce small quantity, quick turn components and to reduce setup/breakdown times on smaller jobs. Carter has consistently achieved lower costs by outsourcing capital intensive tasks such as casting and machining, while completing final assembly and testing on the premises. With lead times of 8 to 50 weeks depending on the complexity of the component, a typical production cycle at Carter takes an additional four weeks once the machined and pre-assembled parts are received.

         In addition to its manufacturing facilities, the Company maintains sophisticated testing facilities at its Cleveland, Inglewood and Costa Mesa locations. These facilities allow for simulation of typical conditions and stresses that will be endured by products during use. Products are also thoroughly tested for design compliance, performance and durability. To facilitate quality control and product development, the Company maintains a sophisticated chemistry and metallurgy laboratory at its Cleveland Facility, which includes a scanning electron microscope.

         Both Argo-Tech and Carter have obtained and preserved their ISO certifications, which is becoming a prerequisite for selling to customers located in Europe. The ISO-9001 Certifications held by the Company are recognized by most of the Company's customers, as well as by the FAA and U.S. Government supply organizations, as the most widely accepted replacement for the Military Standards formerly used in the aerospace industry.

ENVIRONMENTAL MATTERS

         The Company's operations are subject to federal, state and local environmental laws and to regulation by government agencies, including the Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of hazardous materials and pollutants, govern response actions to hazardous substances which may be or have been released to the environment, and require the Company to obtain and maintain permits in connection with its operations. This extensive regulatory framework imposes significant compliance burdens and risks on the Company. Although management believes that the Company's operations and its facilities are in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations thereof or the nature of the Company's operations will not require the Company to make significant additional expenditures to ensure compliance in the future. The Company does not presently contemplate material capital expenditures for environmental remediation for the 1998 fiscal year.

         The Cleveland Facility is currently the subject of environmental remediation activities, the cost of which is the responsibility of TRW pursuant to the purchase agreement by which Argo-Tech acquired TRW's Power Accessories Division (which became Argo-Tech) in 1986 (the "TRW Purchase Agreement"). Remediation has been underway since 1989 and is expected to continue for the foreseeable future. Argo-Tech has not borne any material portion of the cost of the remediation and does not expect to do so in the future. TRW has borne all necessary remediation costs and is expected to do so in the future. The Company estimates that TRW has spent in excess of $10 million for environmental remediation at the Cleveland Facility.

         The TRW Purchase Agreement also requires TRW, for a period of 20 years, to indemnify Argo-Tech for (i) costs associated with third party environmental claims relating to environmental conditions arising from activities conducted by TRW in TRW's operation of its Power Accessories Division, which have not been conducted by Argo-Tech after its purchase of the assets of such division in 1986, and (ii) a portion of the costs associated with third party environmental claims arising from activities conducted by TRW and Argo-Tech, the portion of the costs to be paid by each party being determined based on the length of time each party conducted the activity giving rise to the claim. There have been no third party environmental claims relating to Argo-Tech or the Cleveland Facility.

         In March 1986, a two thousand gallon spent underground storage tank ("UST") was removed from the Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the UST removal, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene ("TCE") and perchloroethylene ("PCE"). In 1990, the Regional Water Quality Control Board ("RWQCB") issued a Cleanup and Abatement Order (the "Cleanup Order") to Carter related to the investigation and remediation of groundwater contamination. To date, the full lateral extent of the groundwater contamination has not been ascertained. By virtue of its acquisition of Carter in September 1997, the Company has assumed responsibility for satisfying the Cleanup Order. As part of the Carter acquisition, the selling shareholders of Carter (the "Sellers") agreed to indemnify the Company for, among other things, all costs and expenses related to satisfaction of the RWQCB's Cleanup Order. However, there can be no assurance that the Sellers will satisfy their indemnification obligations with respect to the Cleanup Order.

PATENTS AND TRADEMARKS

         The Company has a number of patents and pending patent applications related to its products. While in the aggregate its patents are of material importance to its business, management believes no single patent or group of patents is of material importance to its business as a whole.

GOVERNMENT REGULATIONS

         The commercial aerospace industry is highly regulated by both the Federal Aviation Administration in the United States and by the Joint Aviation Authorities in Europe, while the military aerospace industry is governed by military quality (ISO-9000) specifications. The Company is required to be certified by one or more of these entities, and, in some cases, by individual OEMs in order to engineer and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of the Company would be adversely affected. In the future, new and more stringent government regulations may be adopted, or industry oversight may be heightened, which may have an adverse impact on the Company.

         The Company must also satisfy the requirements of its customers, including OEMs and airlines, that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components, and the Company currently satisfies or exceeds these maintenance standards in its repair and overhaul services. Several of the Company's operating divisions include FAA-approved repair stations.

         The Company's aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 ("OSHA") mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. The Company believes that its operations are in material compliance with OSHA's health and safety requirements.

COMPETITION

         Competition among aerospace component manufacturers is based on price, product quality, reliability and on-time delivery. The Company's primary main engine fuel pump competitors are Sundstrand Corporation ("Sundstrand"), Chandler-Evans Fuel Systems, a division of Coltec Industries, Inc. and Lucas Aerospace, a division of Lucas Varity. Sundstrand is the Company's closest competitor in the main engine fuel pump market. Competitors in the Company's other aerospace product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. The Company's primary airframe pump competitors are GEC Marconi Aerospace, Hydroaire, a division of Crane Corporation and Intertechnique, S.A.; the Company's primary airframe valve competitors are Parker-Hannifin Corporation ("Parker-Hannifin"), ITT Aerospace Controls and Whittaker Controls, Inc., and the Company's primary aerial refueling component competitor is Parker-Hannifin.

BACKLOG

         Management believes that unfilled orders are not necessarily an indicator of future shipment levels. As customers demand shorter lead times and flexibility in delivery schedules, they have also revised their purchasing practices. As a result, notification of firm orders may occur only within thirty to sixty days of delivery. In addition, due to the government funding process, backlog can vary on a period to period basis depending on the stage of completion of the contracts represented by such backlog. Therefore, management believes that the backlog of unfilled orders at fiscal year end cannot be relied upon as a valid indication of the Company's sales or profitability in a subsequent year.

EMPLOYEES

         As of October 25, 1997, the Company had 763 full-time employees; of which, 466 are salaried and 297 are hourly. Over 36% of the salaried employees have college degrees, with over 10% holding advanced degrees. The 216 hourly employees located at the Cleveland Facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2000 and have an average of over 18 years of experience in the industry.


ITEM 2.  PROPERTIES.

         The Company owns and operates a 150-acre Business Park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. The Company occupies approximately 475,000 square feet for its main engine fuel pump business and leases over one million square feet of the facility to third parties. Management believes that this facility's machinery, plants and offices are in satisfactory operating condition, and has sufficient capacity to meet foreseeable future needs without incurring significant additional capital expenditures.

         The Company also owns a 9.2 acre facility in Costa Mesa, California, which encompasses 165,000 covered square feet and manufactures certain of the Company's airframe products and accessories and, ground fueling and aerial refueling equipment. Management believes that the Costa Mesa facility has sufficient capacity to permit further growth in the Company's product lines without significant additional capital expenditures.

         The Company's Inglewood, California leased facility occupies approximately 10,000 square feet and includes available space for expansion. Its primary purpose is to repair and overhaul main engine fuel pumps owned by airline customers. Inglewood's assets include test stands for testing fuel pumps after overhaul and a small machine shop for simple rework of pump components.


ITEM 3.  LEGAL PROCEEDINGS.

         While the Company is not presently involved in any material legal proceedings, during the ordinary course of business, the Company, from time to time, is threatened with, or may become a party to, legal actions and other proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

\
                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company is a wholly owned subsidiary of AT Holdings Corporation, and has no equity securities that trade.


ITEM 6.  SELECTED FINANCIAL DATA.

         SELECTED HISTORICAL FINANCIAL AND OTHER DATA OF ARGO-TECH CORPORATION

         The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1993 through 1997, which have been derived from Argo-Tech's audited consolidated financial statements for those years. Argo-Tech's fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 25, 1997 is referred to as "fiscal 1997." All of the fiscal years presented consisted of 52-week periods. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes included elsewhere herein.


                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                OCTOBER 25, OCTOBER 26, OCTOBER 28,   OCTOBER 29, OCTOBER 30,
                                                   1997        1996        1995          1994        1993
------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
   Net revenues                                 $ 117,086   $ 96,437     $ 86,671     $ 79,709     $ 88,484
   Gross profit                                    46,132     38,555       32,449       25,433       25,148
   Operating expenses                              19,466     19,307       17,390       14,789       14,497
                                          -----------------------------------------------------------------
   Income from operations                          26,666     19,248       15,059       10,644       10,651
   Interest expense                                12,827     10,138       11,924       10,117       10,371
   Other, net                                        (388)      (142)        (588)          75          127
   Income tax provision                             4,841      3,608        1,553          279           61
   Extraordinary loss(a)                            1,529         --           --           --           --
                                         ------------------------------------------------------------------
   Net income                            $       $  7,857   $  5,644     $  2,170     $    173     $     92
                                         ==================================================================

BALANCE SHEET DATA (AT END
  OF PERIOD):
   Total assets                                  $300,960   $167,106     $167,057     $183,826     $188,963
   Working capital                                 42,647     25,531       23,098       34,506       31,289
   Long-term debt (including
     current maturities)                          248,862    107,607      118,607      137,607      128,000
   Redeemable preferred stock                          --     25,908       25,908       25,908       24,400
   Redeemable common stock                          3,932      2,700        1,100           --           --
   Shareholder's equity/
     (deficiency)(b)(c)                            (8,154)   (14,878)     (17,639)     (16,848)       1,245

                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                OCTOBER 25, OCTOBER 26, OCTOBER 28,   OCTOBER 29, OCTOBER 30,
                                                   1997        1996        1995          1994        1993
------------------------------------------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)

OTHER DATA:
   Gross margin                                      39.4%       40.0%       37.4%        31.9%        28.4%
   Adjusted EBITDA(d)                            $ 38,607    $ 29,039    $ 23,901     $ 20,210      $21,188
   Adjusted EBITDA margin(e)                         33.0%       30.1%       27.6%        25.4%        23.9%
   Net cash flows provided
     by operating activities                     $ 17,597    $ 15,942    $ 17,846     $ 17,531     $ 20,907
   Net cash flows used in
     investing activities                        (110,252)     (3,355)     (2,918)      (1,475)      (2,190)
   Net cash flows provided by (used in)
     financing activities                          88,460     (11,000)    (19,730)      (5,855)     (16,917)
   Depreciation, goodwill,
        identified intangibles
     and deferred financing
     fee amortization                              10,960       8,653       8,577       10,177       12,460
   Capital expenditures                             2,690       3,355       2,918        1,475        2,076
   Cash interest expense(f)                        11,940       8,947      10,519        8,666        8,448
   Ratio of Adjusted EBITDA
     to cash interest expense                         3.2x        3.2x        2.3x         2.3x         2.5x
   Ratio of earnings to
     fixed charges(g)                                 2.1x        1.9x        1.3x         1.0x         1.0x

(a)      The extraordinary loss, net of federal income tax benefits, relates to the write-off of unamortized debt issuance costs of the Old Credit Facility (as defined herein) that was refinanced with the proceeds of the Tranche A Term Loans under the New Credit Facility (as defined herein) on July 18,
         1997.

(b)      In connection with Argo-Tech's Employee Stock Ownership Plan (the "ESOP"), the current value of the outstanding shares of Parent Stock (as defined herein) is determined annually by an independent appraiser. The current value per share as so determined times the total shares outstanding amounted to $97,090,000, $79,650,000, $64,842,000 and $53,683,000 as of October 25, 1997, October 26, 1996,
         October 28, 1995 and October 29, 1994, respectively. An appraisal was not performed prior to fiscal year 1994.

(c)      During the fiscal year ended October 29, 1994, Argo-Tech established its ESOP. Shareholders'
         equity/(deficiency) reflects unearned ESOP shares of $(10,920,000), $(12,600,000), $(14,280,000)
         and $(15,960,000) as of October 25, 1997, October 26, 1996, October 28, 1995 and October 29, 1994,
         respectively.

(d)      Adjusted EBITDA represents income from operations plus non-cash charges as follows:

                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                OCTOBER 25, OCTOBER 26, OCTOBER 28,   OCTOBER 29, OCTOBER 30,
                                                   1997        1996        1995          1994        1993
------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)

Income from operations                           $ 26,666   $ 19,248     $ 15,059     $ 10,644     $ 10,651
Depreciation , goodwill and
     intangible amortization                        7,525      7,462        7,172        8,726       10,537
Compensation expense--
   ESOP                                             2,920      2,329        1,670          840           --
Write-off of Inventory
   acquisition step-up                              1,496         --           --           --           --
                                         ------------------------------------------------------------------
Adjusted EBITDA                                  $ 38,607   $ 29,039     $ 23,901     $ 20,210     $ 21,188
                                           ================================================================

         Argo-Tech's Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. Argo-Tech has included information concerning Adjusted EBITDA as it understands that it is used by certain investors as one measure of a borrower's historical ability to service its debt. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Adjusted EBITDA in an identical manner, and therefore is not necessarily an accurate means of comparison between companies.

(e) Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(f) Cash interest expense represents interest expense less amortization of deferred financing fees of $887,000, $1,191,000, $1,405,000,
         $1,451,000, and $1,923,000 in the fiscal years ended October 25, 1997, October 26, 1996, October 28, 1995, October 29, 1994, and October 30, 1993, respectively.

(g) For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes and the extraordinary loss plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW

         In fiscal 1997, the aerospace business generated approximately 94% of the Company's net revenues. The balance of the Company's net revenues were generated from sales of ground fueling equipment, certain industrial products and revenues from the operation of Heritage Business Park (the "Business Park"). Approximately 90% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 10% of the Company's aerospace revenues.

         In fiscal 1997, sales to commercial OEMs represented approximately 30% of the Company's commercial aerospace revenues. As is customary in the commercial aerospace industry, the Company incurs substantial costs, for which it is generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul services at significantly higher margins. Over the approximately 25 year life cycle of an aircraft program, commercial spare parts and overhaul services for products manufactured by the Company often generate six or more times the aggregate net revenues of the OEM program.

         In contrast to the practice in the commercial aerospace industry, the Company is generally reimbursed for the design, test and qualification costs of equipment used on military aircraft. Military original equipment shipments generally are sold at cost plus a reasonable profit. Due to lower aircraft utilization, military aftermarket sales are less significant than commercial aftermarket sales. Aftermarket margins for military products are at a level higher than original equipment shipments.

GENERAL

         The following should be read in conjunction with "Selected Historical Financial and Other Data of Argo-Tech Corporation" and the Financial Statements of the Company and Notes thereto included elsewhere in this report. Argo-Tech's fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 25, 1997 is referred to as "fiscal 1997." All of the fiscal years discussed consisted of 52 weeks.

         Argo-Tech's historical financial results are affected by a variety of factors which impact the aerospace industry, in general, or Argo-Tech, in particular. Significant factors are (i) the cyclicality of the commercial aerospace industry, (ii) the funding of new aerospace product development programs, (iii) the formation of Argo-Tech's Employee Stock Ownership Plan (the "ESOP") in 1994 and (iv) Argo-Tech's ownership of the Business Park.

         During the period 1993 to 1995, the aerospace industry experienced a significant downturn in its business cycle. During this period, Argo-Tech initiated a workforce reduction (the "Workforce Reduction") of approximately 30%, including early retirement programs. In addition, Argo-Tech undertook process improvement programs, which are ongoing, such as Argo-Tech's certified operator and certified supplier programs (together with the Workforce Reduction, known as "Cost Reductions"). As the aerospace industry has moved into its recovery phase, the increase in volume coupled with the Cost Reductions has allowed Argo-Tech to increase its absorption of fixed manufacturing costs ("Operating Leverage").

DEVELOPMENT EXPENSE TRENDS

         In connection with new aerospace product development programs, Argo-Tech incurs significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Prior to 1990, these engine and airframe OEMs reimbursed Argo-Tech for a majority of these research and development expenditures. Since 1990, commercial OEMs have significantly reduced, and in many cases eliminated, the reimbursement of these development programs, which has resulted in increased levels of research and development expenditures funded by Argo-Tech. Research and development expenditures are expensed as incurred.

ESOP

         Argo-Tech established its ESOP in 1994 by purchasing 420,000 shares of AT Holdings Corp. ("Parent") Stock (the "Parent Stock") with the proceeds of a $16.8 million ten-year loan funded through a credit facility (the "Old Credit Facility"), which was refinanced on July 18, 1997. The ESOP, which includes each of the approximately 310 salaried employees, represents an approximate 30% ownership interest in the Parent. GAAP treatment requires that non-cash ESOP compensation expense and a corresponding increase in shareholders' equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $2.9 million, $2.3 million and $1.7 million for the fiscal years ended 1997, 1996 and 1995, respectively. The Company believes that its ESOP has been successful in motivating and compensating its salaried employees on a cost-efficient basis.

BUSINESS PARK

         Argo-Tech owns and operates the Business Park, a 150 acre, 1.8 million square foot business park in Cleveland, Ohio. Argo-Tech acquired the Business Park as part of the TRW Purchase Agreement in 1986. In 1990, Argo-Tech underwent a corporate restructuring and disposed of substantially all of its operations except for its aircraft accessories business and the Business Park. In connection with this corporate restructuring, Argo-Tech entered into certain lease and service agreements with the disposed of operations located in the Business Park. The service agreements covered certain support functions, including computerized information services, equipment maintenance, and certain office administrative services. The service agreements ensured that the disposed of businesses would have the necessary support functions to operate during a four to seven year transition period until they became self sufficient. The planned elimination of services to these tenants has resulted in a continual reduction of service-related revenues during the transition period. In addition to providing space and services to operations formerly owned by it, the Company also leases space in the Business Park to other manufacturers, and is working to increase its rental and other income from the Business Park.

ACQUISITION

         On September 26, 1997 the Company acquired all of the outstanding shares of Carter, a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of 8-5/8% Senior Subordinated Notes. The results of Carter's operations have been combined with those of the Company since the date of acquisition. The purchase price of $107.6 million exceeded the net assets of Carter at the date of acquisition by $99.7 million. Of that excess, $60.6 million was assigned to identified intangible assets and the remainder of $39.1 million was considered goodwill that is being amortized on a straight-line basis over 40 years. The acquisition was accounted for using the purchase method of accounting, and accordingly, a preliminary allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date.

EXPORT SALES

         Substantially all of the Company's export sales are all denominated in U.S. dollars. Export sales for fiscal years 1997, 1996 and 1995 were $59.4 million, $44.1 million and $37.5 million, respectively. Sales to Europe were $18.7 million, $13.2 million and $10.1 million and export sales to all other regions, individually less than 10%, were $40.7 million, $30.9 million and $27.4 million for fiscal years 1997, 1996 and 1995, respectively.

YEAR 2000

         The Company has initiated activities to identify the actions necessary and, where identified, has begun to implement these actions to provide uninterrupted, normal operations of critical business systems before, during and after the year 2000. The Company is also encouraging similar compliance from customers and suppliers, as appropriate, and will work with them to achieve this goal.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, selected items in the Company's consolidated statements of income as a percentage of net revenues.

                                                                                   52 WEEKS ENDED
                                                                        -------------------------------------
                                                                         OCT. 25,      OCT. 26,     OCT. 28,
                                                                          1997(a)        1996         1995
-------------------------------------------------------------------------------------------------------------

Net revenues                                                                100.0%       100.0%       100.0%
Gross profit                                                                 39.4%        40.0%        37.4%
Operating expenses                                                           16.6%        20.0%        20.0%
Income from operations                                                       22.8%        20.0%        17.4%
Interest expense                                                             11.0%        10.5%        13.8%
Other, net                                                                  (0.3)%       (0.1)%       (0.7)%
Income before income taxes                                                   12.1%         9.6%         4.3%
Income tax provision                                                          4.1%         3.7%         1.8%
Income before extraordinary items                                             8.0%         5.9%         2.5%
Extraordinary loss                                                            1.3%          --           --
Net income                                                                    6.7%         5.9%         2.5%

(a)      Includes the results of Carter from September 26, 1997, the date of acquisition, to October 25,
         1997.

FISCAL 1997 COMPARED WITH FISCAL 1996

         Net revenues for fiscal 1997 increased $20.7 million, or 21.5%, to $117.1 million from $96.4 million for fiscal 1996 due to an increase of $22.0 million for aerospace products, including $2.6 million of Carter aerospace products, and an increase of $1.3 million related to Carter ground fueling and industrial marine products offset by a $2.6 million decrease in revenues related to the Business Park. Commercial aftermarket revenues increased 29.8%, or $15.9 million, to $69.3 million and commercial OEM revenues increased 13.6%, or $3.6 million, to $30.0 million due to a continued increase in both airline traffic and airline capital spending. Total military revenues increased $2.5 million to $11.0 million due to an increase of $1.5 million in military OEM revenues and the addition of $1.5 million of Carter military sales offset by a reduction of $0.5 million of aftermarket revenues. The decline in Business Park revenues from the prior fiscal year was due to a planned reduction in the maintenance and other services offered to tenants and a reduction in the rental rate and square footage requirements of a major tenant's lease. Approximately 50.8% of fiscal 1997 net revenues were attributable to export sales to foreign customers compared to 45.7% in fiscal 1996. Substantially all such sales were made in dollars.

         Gross profit for fiscal 1997 increased $7.5 million, or 19.4%, to $46.1 million from $38.6 million for fiscal 1996. Gross margin decreased to 39.4% for fiscal 1997 from 40.0% in fiscal 1996 due to the amortization related to the step-up of Carter inventory to fair market value.

         Operating expenses for fiscal 1997 were $19.5 million, a slight increase from $19.3 million for fiscal 1996. Selling, General and Administrative expenses increased $0.9 million primarily attributable to the addition of expenses related to Carter and general corporate expenses. Research and development decreased by $0.7 million primarily due to an increase in customer reimbursements received on commercial aerospace development programs. Operating expenses decreased as a percentage of net revenues to 16.6% in fiscal 1997 from 20.0% in fiscal 1996. The decrease was primarily the result of improved Operating Leverage.

         Income from operations for fiscal 1997 increased $7.5 million, or 39.1%, to $26.7 million from $19.2 million for fiscal 1996 and increased as a percentage of net revenues to 22.8% in fiscal 1997 from 20.0% in fiscal 1996. This increase was due to higher net revenues and improved Operating Leverage.

         Interest expense for fiscal 1997 increased $2.7 million, or 26.7%, to $12.8 million from $10.1 million for fiscal 1996 due to the increase in the average amount of indebtedness outstanding related to the redemption of preferred stock and payment of accrued dividends in March 1997 (see Note 11 to Consolidated Financial Statements) and the acquisition of Carter.

         The income tax provision for fiscal 1997 of $4.8 million represents an effective tax rate of 34.0% compared to 39.0% for fiscal 1996. The decrease in the effective tax rate is primarily due to the impact of lower tax rates on the Company's foreign sales corporation earnings and reduction in taxable income subject to state and local taxes.

         The extraordinary loss for fiscal 1997 of $1.5 million represents the write-off of unamortized debt issuance costs, net of federal income tax benefits, related to the Old Credit Facility, which was refinanced with a new credit facility (the "New Credit Facility") on July 18, 1997. See Note 10 to Consolidated Financial Statements.

         Net income for fiscal 1997 increased $2.2 million, or 39.3%, to $7.8 million, from $5.6 million for fiscal 1996 primarily due to the factors discussed above.

FISCAL 1996 COMPARED TO FISCAL 1995

         Net revenues for fiscal 1996 increased $9.7 million, or 11.2%, to $96.4 million from $86.7 million in fiscal 1995 due to an increased demand for aerospace products. Commercial aftermarket revenues increased 6.8%, or $3.4 million, to $53.3 million from $49.9 million in fiscal 1995. Commercial OEM revenues increased 21.7%, or $4.7 million, to $26.4 million from $21.7 million in fiscal 1995, in each case primarily driven by increased capital investment by Argo-Tech's commercial airline customers. Total military revenues increased by 34.9% or $2.2 million, to $8.5 million from $6.3 million in fiscal 1995, as a result of increased revenues relating to the F119 actuator fuel pump and increased spare parts deliveries for C-5 and F-15 aircraft. Business Park revenues in fiscal 1996 were $0.6 million lower than in fiscal 1995 due to a planned reduction in the level of maintenance and other services offered to tenants and a reduction of rental square footage requirements by a major tenant. Approximately 45.7% of Argo-Tech's fiscal 1996 net revenues were attributable to export sales to foreign customers compared to 43.3% in fiscal 1995. Substantially all such sales were made in dollars.

         Gross profit in fiscal 1996 increased $6.2 million, or 19.1%, to $38.6 million from $32.4 million in fiscal 1995. Gross margin improved to 40.0% in fiscal 1996 from 37.4% in fiscal 1995 as a result of higher net revenues, improved Operating Leverage and the continued benefits of Cost Reductions.

         Operating expenses in fiscal 1996, while stable as a percentage of revenues, increased $1.9 million, or 10.9%, to $19.3 million from $17.4 million in fiscal 1995 as Argo-Tech added incremental customer support of $0.3 million and increased the level of research and development expenditures by $0.3 million.

         Income from operations in fiscal 1996 increased by $4.2 million, or 28.0% to $19.2 million from $15.0 million and increased as a percentage of net revenues from 20.0% in fiscal 1996 from 17.4% in fiscal 1995. Improved Operating Leverage and the continued benefits of Cost Reductions initiated in prior years were the primary reasons for the increase.

         Interest expense in fiscal 1996 declined $1.8 million, or 15.1%, to $10.1 million from $11.9 million in fiscal 1995 primarily due to the lower average level of outstanding indebtedness.

         The income tax provision in fiscal 1996 of $3.6 million represents an effective tax rate of 39.0% compared to 41.7% for fiscal 1995. The lower effective income tax rate in fiscal 1996 is due to the impact of lower tax rates on the Company's foreign sales corporation earnings and the effect of the non-deductible amortization of goodwill in proportion to lower pre-tax income in fiscal 1995.

         Net income in fiscal 1996 increased $3.4 million, or 154.5%, to $5.6 million from $2.2 million in fiscal 1995 primarily due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo- Tech's primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

         In March 1997, the Company repurchased all of the preferred stock reflected on the Company's financial statements, totaling $25.9 million, along with accrued dividends of $19.3 million, in exchange for $41.1 million of subordinated notes and cash of $4.1 million. Interest on the notes was payable quarterly at 11.25% and they were to have matured on December 31, 2007. The Company also had $5.0 million of notes payable, which were to mature on December 31, 2007, paid interest quarterly at the prime rate and were subordinate to the Company's senior debt. These notes (the "Existing Notes"), together with the accrued interest thereon of approximately $0.6 million, were repaid with the proceeds of the offering of the 8.625% Senior Subordinated Notes due 2007 (the "Senior Subordinated Notes").

         In July 1997, Argo-Tech refinanced its Old Credit Facility with a new credit facility (the "New Credit Facility"), consisting of a seven-year $100.0 million term loan, a seven-year $20.0 million revolving credit facility and a seven-year $15.0 million delayed draw acquisition loan. In connection with the July refinancing, the Company recorded an extraordinary charge before tax of $2.5 million, consisting primarily of the write-off of unamortized financing costs.

         In September 1997, the Company amended the New Credit Facility (the "Amended Credit Facility") to allow for, among other things, the acquisition of Carter and the issuance of the Senior Subordinated Notes. Under the Amended Credit Facility, the Company has outstanding $108.6 million principal amount of term loans and also has available, after $0.3 million of letters of credit, $19.7 million of the seven-year $20.0 million revolving credit facility at October 25, 1997. The unused balance of the revolving credit facility is subject to a .50% commitment fee. The Amended Credit Facility contains a number of covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Amended Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company will be required to achieve certain financial and operating results. The Company was in compliance with all financial ratios and tests at October 25, 1997. The Amended Credit Facility contains no restrictions on the ability of the Company's subsidiaries to make distributions to the Company. The Company is required to make a prepayment of $1.4 million on its term loan as a result of having excess cash flow as defined in the Amended Credit Facility. Interest is calculated, at the Company's choice, using an Alternate Base Rate ("ABR") or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate is not to exceed ABR plus 1.00% or LIBOR plus 2.00%.

         In September 1997, concurrently with the acquisition of Carter, the Company issued $140.0 million aggregate principal amount of Senior Subordinated Notes (the "Offering"). Proceeds from the Offering, together with a portion of the borrowings under the Amended Credit Facility were used to finance the acquisition of Carter, repay in full $46.1 million in Existing Notes, and to pay fees and expenses incurred in connection with the Acquisition. The Senior Subordinated Notes bear interest at a rate of 8.625% per annum, payable semi-annually on each April 1 and October 1, commencing April 1, 1998. The Senior Subordinated Notes have been jointly, severally, fully and unconditionally guaranteed by all of the Company's wholly owned subsidiaries, with the exception of two inconsequential direct, and two inconsequential indirect, wholly owned subsidiaries. The indenture pursuant to which the Senior Subordinated Notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions. The issuance of the Senior Subordinated Notes is expected to result in a net increase of interest expense of approximately $10.4 million annually.

         The Company had entered into three interest rate swap agreements with a financial institution which fixed the interest rate on the notional amounts of $20.0 million at 5.80% and $20.0 million at 5.715% through October 1997, and $30.0 million at 6.66% through October 2000. The amounts of the swap agreements for fiscal years 1997, 1996, and 1995 were $30.0 million, $70.0 million and $40.0 million, respectively. In July 1997, the Company refinanced its Old Credit Facility and unwound $40.0 million of the swap agreements which were to terminate in October 1997. The remaining $30.0 million swap was transferred to another financial institution which fixed the rate at 6.785% through October 2000. The gains/losses were recognized as interest expense and amounted to a $0.3 million loss in fiscal year 1997, a $0.4 loss in fiscal year 1996, and a $0.1 million gain in fiscal 1995. The Company has no other derivative financial instruments.

         Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 1997 increased $1.7 million to $17.6 million primarily as a result of improved operating results offset by an increase in receivables and a decrease in accounts payable. Cash provided by operations for the fiscal years 1996 and 1995 was $15.9 million and $17.8 million, respectively. In fiscal 1996, cash flow from operations decreased due to an increase in working capital requirements, primarily the non-cash recognition of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," offset by an increase in operating results. Cash flow from operations for fiscal 1995 increased as a result of improved operating results and a continued reduction of working capital requirements.

         Cash Flows from Investing Activities. Net cash used in investing activities for fiscal year 1997 was $110.3 million which included the acquisition of Carter for $107.6 million, and capital expenditures of $2.7 million. Expenditures for property, plant and equipment of $2.7 million, $3.4 million, and $2.9 million for fiscal years 1997, 1996 and 1995, respectively, reflect a normal range of capital investments necessary to maintain the efficiency and manufacturing capabilities of the Company.

         Cash Flows from Financing Activities. Cash provided by financing for fiscal 1997 was $88.5 million, consisting of net borrowings of $141.0 million offset by the redemption of preferred stock and payment of accrued interest totaling $45.2 million and payment of $7.3 million in deferred financing fees related to the New Credit Facility and the Offering. Cash used in financing for fiscal years 1996 and 1995 was $11.0 million and $19.7 million, respectively, to make scheduled repayments as well as voluntary pre-payments of long-term debt.

         Capital Expenditures. The Company's capital expenditures for fiscal 1997 aggregated $2.7 million, which included over 200 projects. Most of these projects related to maintaining existing facilities and equipment. For fiscal 1998, capital expenditures are estimated to total $5.0 million, which includes $1.0 million for Carter, to support approximately 200 projects. The majority of these projects will be for continued maintenance of facilities and equipment in support of the current operating activities of the Company. Capital expenditures are financed with cash generated from operations. The Company currently has no material commitments for capital expenditures.

         The Company believes that cash flow from operations will provide adequate funds for its working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations, make planned capital expenditures, and to make scheduled payments on its indebtedness depends on its future operating performance and cash flow, which in turn are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond its control.

ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt this standard during fiscal 1999. Such adoption is not expected to have a material effect on the Company.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will adopt this standard in fiscal 1999. Such adoption is not expected to have a material effect on the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including:

         DEPENDENCE ON AEROSPACE INDUSTRY

         Substantially all of the Company's gross profit and operating income is derived from its sales of products to the aerospace industry. The Company designs, engineers and manufactures aircraft components for OEMs and supplies spare parts and performs repair and overhaul services on existing installed components for its commercial and military customers. The commercial OEM segment of the aerospace industry has historically been subject to fluctuations due to general economic conditions. A reduction in airline travel will generally result in reduced orders for new commercial aircraft, reduced utilization of commercial aircraft and a corresponding decrease in the Company's sales of new components, related income and cash flow. The commercial airline industry was adversely affected by a severe downturn during the three year period ended December 31, 1993. This downturn resulted in record losses for the commercial airline industry and a decrease in production of commercial engine and airframe assemblies, which caused a corresponding decline in the Company's commercial OEM business. In addition, aftermarket sales were negatively affected as airlines delayed purchases of spare parts, preferring to use existing spare parts inventory. Management believes that airlines currently maintain little or no spare parts inventory which should cause future aftermarket sales to remain relatively stable even in an OEM downturn. Although management believes that the cyclicality of the commercial airline industry is mitigated by the Company's aftermarket and military sales, there can be no assurance that economic and other factors that affect the commercial aerospace industry will not similarly affect the military aerospace industry. In addition, because of the relatively small number of customers for certain of the Company's products, such customers are able to influence the Company's prices and other terms of sale. The loss of one or more significant customers could have a material adverse effect on the Company.

         GOVERNMENT REGULATION AND OVERSIGHT

         The aerospace industry is highly regulated in the United States and in other countries. The Company must be certified by the FAA, the U.S. Department of Defense and similar agencies in foreign countries and by individual OEMs in order to sell and service parts and components used in specific aircraft models. If material authorizations or approvals were revoked or suspended, the operations of the Company would be adversely affected. In the future, new and more stringent government regulations may be adopted or industry oversight may be heightened, which may have a material adverse effect on the Company.

         REDUCTION IN DEFENSE SPENDING; GOVERNMENT CONTRACTS

         In general, the U.S. defense budget has been declining in recent years, resulting in reduced demand for new aircraft and spare parts. Although defense budget reductions in the U.S. may be offset in part by foreign military sales, such sales are affected by U.S. Government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense budget will not continue to decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. Government generally permit the Government to terminate such contract, with or without cause, at any time.

         RISKS ASSOCIATED WITH THE ACQUISITION OF CARTER AND FUTURE ACQUISITIONS

         The Carter acquisition was the first major acquisition made by the Company. Acquisitions of this magnitude are inherently subject to significant risk. Although management believes Carter's business is and has been successful and should complement the Company's product lines, there can be no assurance that the Company will be able to successfully integrate Carter's operations. Although many of Carter's operations are similar to Argo-Tech's, the integration of Carter will require substantial attention from, and will place significant demands upon, the Company's administrative systems and its senior management, and will require the cooperation of Carter's management and employees. As a result, the Company's ability to successfully integrate Carter may be adversely affected if a member of the management team were to leave the Company. The demands on the management of both Carter and Argo-Tech caused by the Carter acquisition may divert attention from and adversely impact their ability to manage their respective companies' existing business.

         The Company's objective is to grow through, among other things, strategic acquisitions. The Company's acquisition strategy entails risks inherent in assessing the value, strengths, weaknesses, contingent and other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired businesses. There can be no assurance that acquisition opportunities will be available, that the Company will have access to the capital required to finance potential acquisitions or that any business acquired will be integrated successfully or prove profitable.

         RISKS ASSOCIATED WITH THE COMPANY'S WORKFORCE AND SUPPLIERS

         The Company's sophisticated production processes and the aerospace industry standards imposed on its products make the Company's operations highly dependent on an educated and trained workforce. The Company could be adversely affected by long-term or short-term shortages of appropriately skilled production and professional workers. All of the hourly employees at the Cleveland Facility have been represented by the United Auto Workers Union ("UAW") since 1987. The current collective bargaining agreement, signed in 1996 after an extended period of negotiations commencing in 1994, expires on March 31, 2000. Although management believes that its relations with its employees are good, there can be no assurance that the Company will be able to negotiate a satisfactory renewal of the collective bargaining agreement or that the Company's employee relations will remain stable. Because the Company maintains a relatively small inventory of finished goods and operates on relatively long lead times for production, any interruption of the work force could have a material adverse effect on the Company.

         In addition, the Company's profitability is affected by the price and continuity of supply of its raw materials and component parts. The Company, and all other aerospace fuel pump manufacturers, rely on one supplier for CPM-10V, a powdered metal used in the manufacture of certain pump components. If that supply ceased to exist, the Company, along with all other fuel pump manufacturers, would be adversely affected. The Company could be adversely affected by factors affecting its suppliers, or by increased costs associated with such materials or components if the Company is unable to increase the prices of its own products. The Company maintains a relatively small inventory of raw materials and component parts and could be adversely affected by a curtailment of supply from its vendors. Although management believes that alternative suppliers, or alternatives for such materials or components, could be identified, the lengthy FAA and OEM certification process associated with aerospace products could prevent efficient replacement of a material or supplier and could have a material adverse effect on the Company.

         COMPETITION

         The global aerospace industry is highly competitive. The industry has experienced significant consolidation, and the Company's competitors include several companies that have significantly greater financial resources available to them than does the Company.

         PRODUCT LIABILITY; CLAIMS EXPOSURE

         While the Company has never been a defendant in a products liability case involving its aerospace or ground fueling products, the Company's overall operations expose it to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by the Company, or the irregularity of metal products processed or distributed by the Company. Carter is a defendant in one products liability case involving an industrial marine product for which Carter is entitled to indemnification from a previous owner, who has defended the lawsuit since its filing in 1984. While management believes that its liability insurance is adequate to protect it from future products liability claims, there can be no assurance that, if claims were to arise, such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could have a material adverse effect on the Company.

         POTENTIAL EXPOSURE TO ENVIRONMENTAL LIABILITIES

         The Company's business operations and facilities are subject to a number of federal, state and local laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water as well as the handling, storage and disposal of such materials. Pursuant to certain environmental laws, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous materials at such property. Environmental laws typically impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange, or are deemed to have arranged, for the disposal or treatment of hazardous materials also may be liable for the costs of removal or remediation of such substances at the disposal or treatment site, regardless of whether the affected site is owned or operated by such person. The Company's Cleveland and Costa Mesa facilities are currently the subject of environmental remediation activities. See "Item 1: Business -- Environmental Matters" within this report.


         HOLDING COMPANY STRUCTURE

         The Company is a holding company that conducts all of its business through its subsidiaries and has no operations of its own. The Company derives all of its operating income from its subsidiaries, and is dependent on the cash flow of its subsidiaries in order to meet its debt service obligations. The Company has no significant assets other than those related to its subsidiaries.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The response to this item is submitted in a separate section of this report following the signature page.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no changes in, or disagreements with, accountants on accounting and financial disclosure.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY. The following table sets forth certain information concerning the directors and executive officers of the Company. Directors serve until their successors are elected at each annual meeting. Officers hold office until their successors are elected and qualified.


NAME                                    AGE                                  POSITION
-------------------------------------------------------------------------------------
Michael S. Lipscomb                       51                                 Chairman, President & CEO, Director
David L. Chrencik                         47                                 Vice President, Operations
Yoichi Fujiki                             48                                 Vice President and Treasurer, Director
Paul R. Keen                              48                                 Vice President, General Counsel & Secretary
Badrik Melikian                           44                                 Chief Operating Officer, Carter
Frances S. St. Clair                      42                                 Vice President and CFO
Remi de Chastenet                         26                                 Director
Thomas F. Dougherty                       54                                 Director
Prakash A. Melwani                        39                                 Director
Robert Y. Nagata                          52                                 Director
Karl F. Storrie                           60                                 Director

         Michael S. Lipscomb has been Chairman, President & Chief Executive Officer since 1994. Mr. Lipscomb joined TRW's corporate staff in February 1981 and was made Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb was named Vice President of Operations when Argo-Tech was formed in 1986, becoming President in 1990 and Chairman in 1994. Mr. Lipscomb has also served as a director of the Company and Parent since 1990.

         David L. Chrencik has been Vice President, Operations since December 1990. Since joining Argo-Tech (TRW) in 1977, Mr. Chrencik has held various manufacturing engineering and operations management positions.

         Yoichi Fujiki has been Vice President and Treasurer since joining Argo-Tech in 1991. Prior to joining Argo-Tech, he was Senior Vice President and Chief Credit Officer of American Pacific State Bank in Los Angeles. Mr. Fujiki has also served as a director of the Company since 1991.

         Paul R. Keen has been Vice President, General Counsel and Secretary since 1990. Mr. Keen was named Vice President and General Counsel in 1987, and became Secretary in December 1990. Prior to 1987, he spent the majority of his career with TRW as Senior Counsel, Securities and Finance and as primary legal counsel to two operating groups.

         Badrik Melikian has been Chief Operating Officer of Carter since January 1994. Mr. Melikian joined Carter in 1987 and held management positions in Carter's Ground Fueling Group before becoming the General Manager of the Industrial Marine division when it was formed in 1990.

         Frances S. St. Clair has been Vice President and Chief Financial Officer since 1992. Ms. St. Clair joined the Company in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Prior to joining Argo-Tech, Ms. St. Clair served as the Vice President and Controller of the Sheffield Measurement Unit of the Cross and Trecker Corporation, a machine tool manufacturer. Ms. St. Clair received her C.P.A. certification in 1984.

         Remi de Chastenet became a director of the Company and Parent in 1997. Mr. de Chastenet previously worked at Vestar Capital Partners as a Financial Analyst.

         Thomas F. Dougherty has served as a director of the Company and Parent since 1995. Mr. Dougherty is President of the Columbiana Boiler Company, a chemical and materials fabricator, Chairman of Anderson Columbiana Trading Corporation, a wholesaler of storage and transportation tanks for gas and liquids, and President of Dougherty Development Corp., a venture capital investment company. Mr. Dougherty is also a principal in Dougherty Capital Partners, a private equity investment fund.

         Prakash A. Melwani has served as a director of the Company since 1990. Mr. Melwani is a founding partner of Vestar, which organized the Vestar Investment Partnership to acquire Argo-Tech in 1990. Mr. Melwani is also a director of Alvey Systems, Inc.

         Robert Y. Nagata has served as a director of Parent since 1990, and became a director of the Company in 1997. Mr. Nagata is a partner in the Los Angeles law firm of Musick, Peeler & Garrett.

         Karl F. Storrie has served as a director of the Company since 1990. Mr. Storrie is President, CEO and a director of Dura Automotive Systems, Inc.


ITEM 11.       EXECUTIVE COMPENSATION.

         The following table sets forth, for the fiscal years 1997 and 1996, certain information about the compensation paid to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company (the "Named Executives").

                                                                                                                   ALL
                                                                                                                  OTHER
                                                                                                                 COMPEN-
                                                                    ANNUAL COMPENSATION                          SATION
NAME AND PRINCIPAL POSITION                              FISCAL YEAR      SALARY               BONUS             (1)(2)
----------------------------------------------------------------------------------------------------             ------

Michael S. Lipscomb                                           1997          $300,000           $168,228          $22,481
  Chairman, President and CEO                                 1996          $263,680           $120,075          $21,334


David Chrencik                                                1997          $140,856           $ 57,348          $ 4,959
  Vice President, Operations                                  1996          $126,022           $ 57,037          $ 4,457


Yoichi Fujiki                                                 1997          $137,640           $ 59,647           $5,264
  Vice President and Treasurer                                1996          $131,072           $ 49,654          $ 4,754


Paul R. Keen                                                  1997          $155,352           $ 66,691          $ 6,242
  Vice President, General Counsel                             1996          $146,552           $ 66,737          $ 5,574
   and Secretary

Frances S. St. Clair                                          1997          $140,856           $ 57,348          $ 3,784
  Vice President and CFO                                      1996          $126,022           $ 57,037          $ 3,436


(1)      Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named
         Executives in 1996 or 1997.

(2)      The amounts listed consist of the value of life insurance provided by the Company for the benefit of the Named
         Executives in excess of the value of life insurance provided by the Company for the benefit of all other salaried employees.

CERTAIN AGREEMENTS

  Management Retention Agreements

         Stay Pay and Severance Agreements. The Company has entered into Stay Pay and Severance Agreements (the "Severance Agreements") with each of the Named Executives. The Board of Directors of the Company believes that such Severance Agreements benefit the Company by securing the continued services of key management personnel and by enabling management to perform their duties and responsibilities without the distracting uncertainty generally associated with a change in control.

         The Severance Agreements provide that, if a Change in Control (as defined in the Severance Agreements) occurs and the executive remains employed by the Company on a full-time basis through the effective date of the Change in Control, the executive will receive a single lump sum payment equal to 25% of the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years (the "Stay Payment").

         The Severance Agreements also provide that if an executive's full-time employment is terminated without Cause (as defined in the Severance Agreements), either before or after a Change in Control has occurred, or upon a voluntarily termination of employment by an executive upon the reduction of his or her base salary by 5% or more, if such reduction is not a result of a Company policy to reduce the salaries of a substantial number of officers or employees, or if the executive ceases to be employed in a position involving substantially the same level of responsibility or duties as performed by the executive on the date the Severance Agreement was executed (a "Qualifying Voluntary Termination"), the executive will receive a payment consisting of a single lump sum equal to the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years (the "Basic Severance Payment").

         Additional payments will be made to the executive in the event that a Change in Control has occurred and the executive's employment is terminated without Cause within the six-month period following the effective date of such Change in Control, or upon a Qualifying Voluntary Termination within such period. The executive will receive payments equal to the amount the executive would have received had employment continued, at the same intervals and at the same rate of base salary the executive was receiving during the month preceding termination, until the six-month anniversary of the effective date of the Change in Control (the "Additional Severance Payments"). The Additional Severance Payments, if paid, would be in addition to the Basic Severance Payment and the Stay Payment.

         Each executive is entitled to several other benefits contained in the Severance Agreements, including (i) life, health, medical/hospital, dental, and vision insurance benefits for a period of 12 months in the event that an executive's full-time employment is terminated without Cause or upon a Qualifying Voluntary Termination, either before or after a Change in Control has occurred and (ii) gross-up payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code upon any payment made to the executive under the Severance Agreements, subject to certain limitations defined in therein.

         The Company has agreed to be solely responsible for any and all attorneys' fees and related expenses incurred by the executive in the event that the Company fails to comply with its obligations under the Severance Agreements.

         Trust Agreement. In connection with a Stay Pay Agreement, dated February 13, 1989 entered into between the Company and Mr. Lipscomb (the "Original Stay Pay Agreement"), the Company and Key Trust Corporation of Ohio, N.A. (as successor to Society National Bank) (the "Trustee") entered into a Trust Agreement, dated as of October 28, 1994, (the "Trust Agreement") establishing an irrevocable grantor trust (the "Trust") for the benefit of Mr. Lipscomb (the "Beneficiary") or any Successor (as defined in the Trust Agreement). The Original Stay Pay Agreement provides for payment of $315,600 (the "Payment") on January 1, 2007, or earlier, upon Mr. Lipscomb's voluntary or involuntary termination of full-time employment with the Company, with or without Cause (as defined in the Original Stay Pay Agreement).

         The assets to be held by the Trust include the original deposit of principal and any other contributions made at the option of the Company (the "Trust Assets"). The Trust Assets are to be disposed of by the Trustee when the Trustee receives either (i) a certificate and affidavit signed by the Beneficiary or Successor, in the form attached to the Trust Agreement, stating that the conditions under the Original Stay Pay Agreement have occurred and the Beneficiary or Successor is entitled to the Payment or (ii) a written direction certified by two officers of the Company other than the Beneficiary or Successor. If the amount disbursed by the Trustee is insufficient to fully fund the Payment specified under the Original Stay Pay Agreement, the Company will be required to pay the balance. However, if the amount disbursed by the Trustee exceeds the amount to which the Beneficiary or Successor is entitled under the Severance Agreement, the Beneficiary or Successor is entitled to retain such excess. The Trust Assets and any income earned on such Trust Assets remain at all times subject to the claims of general creditors of the Company under state and federal law.

         The Original Stay Payment Agreement also provides for the payment of attorneys' expenses if enforcement of the contract becomes necessary, and contains certain restrictions on Competitive Activity (as defined in the Original Stay Pay Agreement). The benefits provided by the Original Stay Pay Agreement and the Trust Agreement are in addition to the benefits provided under the Severance Agreements and Mr. Lipscomb's Additional Contract (as defined below).

         Additional Employment Agreements and Arrangements. The Company has entered into additional employment contracts with two of the Named Executives, Mr. Lipscomb and Mr. Keen (collectively, the "Additional Contracts"). Each Additional Contract provides for the payment of severance benefits upon termination of employment without Cause (as defined in the Additional Contracts). In the event of such a termination, Mr. Lipscomb will receive all salary and bonuses for a period of twelve months from the date of termination, in an amount equal to all salary and bonuses received during the twelve month period immediately preceding termination. Mr. Keen will receive, in the event of such a termination, a single lump sum payment equal to 24 months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination. Both Mr. Lipscomb and Mr. Keen will receive life, health, medical/hospital, dental and vision insurance benefits for a period of twelve months. Mr. Keen's Additional Contract also provides for the payment of attorneys' expenses if enforcement of the contract becomes necessary, and contains restrictions on Competitive Activity (as defined in the Additional Contract). The benefits provided by the Additional Contracts are provided in addition to the benefits provided under the Severance Agreements, the Original Stay Pay Agreement and the Trust Agreement.


COMPENSATION PURSUANT TO EMPLOYEE BENEFIT PLANS OF THE COMPANY

  Retirement Plan

         Salaried Pension Plan. The Company maintains the Argo-Tech Corporation Salaried Pension Plan (the "Salaried Pension Plan"). The Salaried Pension Plan was established effective November 1, 1986. Prior to July 1, 1994, regular, permanent, salaried employees of the Company were eligible to participate in the Salaried Pension Plan. Participation in the Salaried Pension Plan was closed to any person who was not a participant on June 30, 1994, and all benefit accruals ceased as of the close of business on June 30, 1994. The benefits of participants in the Salaried Pension Plan who were employees on June 30, 1994, became vested (to the extent otherwise non-vested) as of the close of business on June 30, 1994. Employee contributions were neither required nor permitted. All Salaried Pension Plan assets are presently invested in an annuity contract with Aetna Life Insurance Company as the funding agent.

         The monthly normal retirement benefit under the Salaried Pension Plan is 1.25% of a participant's final average monthly compensation multiplied by the participant's years of benefit service. Compensation earned after June 30, 1994, and service performed after June 30, 1994, are not taken into account in determining a participant's benefit under the Salaried Pension Plan. Final average monthly compensation means the average monthly compensation (computed before withholdings, deductions for taxes or other purposes, and salary reduction amounts under the Argo-Tech Employee Savings Plan (the "Salaried Savings Plan")) paid or payable to the participant for the five calendar years which produce the highest such average, determined as if the participant's employment terminated on June 30, 1994 (or, if earlier, the date the participant's employment actually terminated or the participant ceased to be within the class of employees eligible to participate in the Salaried Pension
Plan). If a participant ceased to be within the class of employees eligible to participate or a participant's employment terminated (or is deemed to have terminated) prior to July 1 of a calendar year, that calendar year is not taken into account for purposes of determining final average monthly compensation. A participant's vested benefit cannot be less than the participant's vested benefit under the Salaried Pension Plan, if any, as of October 31, 1989.

         Under the Internal Revenue Code of 1986, as amended (the "Code"), the maximum annual retirement benefit payable under the Salaried Pension Plan and the maximum amount of annual compensation that can be taken into account in calculating benefits under the Salaried Pension Plan are limited.

         At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the individuals named in the Summary Compensation Table are:


                                                                                  MONTHLY
NAME                                                                              BENEFIT

--------------------------------------------------------------------------------------------
Michael S. Lipscomb                                                               $1,799.32
David L. Chrencik                                                                 $  949.57
Yoichi Fujiki                                                                     $  488.15
Paul R. Keen                                                                      $1,188.83
Frances S. St. Clair                                                              $  411.56

         The benefits shown above are in the form of a single life annuity commencing as of the first day of the month after the participant attains age
65. Benefits may commence at any time after age 55 if the participant had at least five years of service when the participant's employment terminated. Actuarial reductions would apply for early commencement and for payment in the form of a joint and survivor annuity.

         The normal form of payment under the Salaried Pension Plan is a single life annuity; however, participants may elect payment of retirement benefits under several joint and survivor forms of payment, subject to the requirement that a married participant receive benefits in the form of a joint and survivor annuity with the spouse as contingent annuitant unless the spouse consents to the participant's election of another form of payment, another contingent annuitant, or both, as applicable.

  Salaried Savings Plan

         The Company's Salaried Savings Plan became effective on May 1, 1987. Regular, permanent, salaried employees of the Company who have completed at least 3 months of service are eligible to participate in the Salaried Savings Plan. All assets of the Salaried Savings Plan are held in trust by Key Trust Company of Ohio, N.A., the current Trustee.

         Participants may elect to have "tax-deferred" (401(k) compensation reduction) contributions made to the Plan of up to 13% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Plan of up to 10% of their eligible compensation. With respect to periods prior to July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant's tax-deferred contributions in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the "Plan Year")) of each participant's tax-deferred contributions not in excess of 3% of compensation. Employer matching contributions to the Salaried Savings Plan ceased on July 1, 1994. A participant's benefit under the Salaried Savings Plan is the balance of the participant's accounts attributable to after-tax contributions and the vested balance of the participant's accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise non-vested, 100% vested. Benefits are payable in the form of a single lump sum payment.

         Under the Code, the maximum annual contributions that can be made to the Salaried Savings Plan and the maximum amount of annual compensation that can be taken into account in calculating contributions to the Salaried Savings Plan are limited. Contributions for a plan year on behalf of certain highly compensated individuals may also be limited to comply with nondiscrimination requirements under the Code.

         Benefits are generally payable after a participant is separated from service. A participant who is an employee may, however, apply for an in-service distribution of all or a portion of the participant's vested account balance after attainment of age 59 1/2 or in the event of a hardship (as defined in the Salaried Savings Plan). A participant may apply for an in-service distribution of after-tax contributions at any age and for any reason. A participant who is a "party in interest" may apply for a loan of up to 50% of the participant's vested account balance under the Salaried Savings Plan.

  Employee Stock Ownership Plan

         The Company established its Employee Stock Ownership Plan (the "ESOP") effective May 17, 1994. Salaried employees of the Company are eligible to participate in the ESOP. Key Trust Company of Ohio, N.A., serves as Trustee (the "ESOP Trustee"), and holds in trust all of the ESOP's assets.

         On May 17, 1994, the ESOP Trustee purchased 420,000 shares of Parent Stock with the proceeds of a $16,800,000 loan to the ESOP from Argo-Tech Corporation. The term of the loan, unless it is prepaid or accelerated, ends on April 28, 2004. The interest rate for the ESOP loan is fixed for the ten year term at 7.16% per annum. The purchase price for the Parent Stock was $40 per share. The Company agreed to make contributions to the ESOP necessary to repay the loan.

         The shares of Parent Stock purchased by the ESOP with the proceeds of the loan are held in an ESOP suspense account and released to eligible participants on a pro rata basis as loan principal payments are made. Shares released from the ESOP for the Plan Year are allocated to each eligible participant's ESOP account based on the ratio of each such participant's eligible compensation to the total eligible compensation of all eligible ESOP participants. Forfeitures of the ESOP accounts of non-vested participants are reallocated among eligible participants in the same manner as shares of Parent Stock released from the suspense account.

         For each of the Plan Years ended October 31, 1995, October 31, 1996 and October 31, 1997, 42,000 shares of Parent Stock were released from the suspense account. Based on the loan payment schedule, the number of shares of Parent Stock released from the suspense account each future Plan Year during the loan period would be:

                                                                                                                NUMBER OF
                                                                                                                 SHARES
PLAN YEAR ENDING                                                                                                RELEASED
---------------------------------------------------------------------------------------------------------------------------
October 31, 1998                                                                                                    42,000
October 31, 1999                                                                                                    42,000
October 31, 2000                                                                                                    42,000
October 31, 2001                                                                                                    42,000
October 31, 2002                                                                                                    42,000
October 31, 2003                                                                                                    42,000
October 31, 2004                                                                                                    21,000

         If the Company makes additional contributions to the ESOP, the ESOP would use such contribution to "prepay" the loan, and shares would be released from the suspense account more rapidly than shown above. If, however, for any reason the Company does not make contributions to the ESOP to pay the principal on the loan as described above, the shares would not be released from the suspense account as rapidly as shown above.

         The Company may, for any Plan Year, make additional discretionary contributions for the benefit of ESOP participants. The Company's contributions may be made in cash, shares of qualifying employer securities, or other property.

         Whether the ESOP will acquire additional shares of Parent Stock or other qualifying employer securities in the future depends upon future business conditions. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from the Company. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations, and market conditions.

         ESOP participants may elect to receive the shares of qualifying employer securities credited to their accounts after their termination of employment, and in certain instances, after attaining age 55 with 10 or more years of participation in the ESOP. ESOP participants vest in their ESOP accounts 20% per year of service, and service prior to the effective date of the ESOP counts for this purpose. An ESOP participant can require the Company to purchase qualifying employer securities received from the ESOP at the value the stock then has, as determined for ESOP purposes (a "put option"). Shares of qualifying employer securities distributed from the ESOP are subject to a "right of first refusal" in favor of the Company or the ESOP at the value the stock then has, as determined for ESOP purposes. The put option and right of first refusal will no longer apply if the qualifying employer securities become tradeable on an established securities market.

         Voting rights on and decisions whether to tender or exchange shares of qualifying employer securities held in the ESOP are "passed through" to ESOP participants. Each participant is entitled to direct the ESOP Trustee as to the voting of (1) shares of qualifying employer securities credited to the participant's account; and (2) a proportionate part of the unallocated shares of qualifying employer securities held in the ESOP suspense account and shares of qualifying employer securities allocated to participants' ESOP accounts as to which no direction is received by the ESOP Trustee. In the event of a tender or exchange offer for qualifying employer securities held in the ESOP, each participant is entitled to direct the ESOP Trustee whether to tender or exchange shares of qualifying employer securities held in the ESOP in a manner similar to the voting directions described above.

         Because the employers' contributions to the ESOP are not fixed, benefits payable under the ESOP cannot be estimated.

         For the Plan Year ended October 31, 1997, the number of shares of Parent Stock allocated under the ESOP to the accounts of the individuals named in the Summary Compensation Table were:

                                                                          SHARES ALLOCATED
                                                                          ---------------
                                                                  YEAR ENDED            CUMULATIVE TO
NAME                                                             OCT. 31, 1997          OCT. 31, 1997
-----------------------------------------------------------------------------------------------------

Michael S. Lipscomb                                                402.5663               1,464.9467
David L. Chrencik                                                  402.5663               1,425.3681
Yoichi Fujiki                                                      402.5663               1,447.1550
Paul R. Keen                                                       402.5663               1,464.9467
Frances S. St. Clair                                               402.5663               1,415.9823

         Generally Accepted Accounting Principles require that any third party borrowing by the ESOP be reflected as a liability on the Company's statement of financial condition. Since the ESOP is borrowing from the Company, such obligation is not treated as a liability, but will be excluded from stockholders' equity. If the ESOP purchases newly issued shares of Parent Stock from the Company, total stockholders' equity would neither increase nor decrease, but per share stockholders' equity and per share net earnings would decrease as the newly issued shares of Parent Stock are allocated to the ESOP participants.

         The Internal Revenue Service has issued a determination letter that the ESOP is qualified under Section 401(a) of the Code and is an employee stock ownership plan under Section 4975(e)(7) of the Code. Contributions to the ESOP and allocations to the accounts of eligible participants thereunder are subject to applicable limitations imposed under the Code. The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the regulations thereunder.

  ESOP Excess Benefit Plan

         The Company maintains an unfunded plan to provide for cash payments to employees participating in the ESOP in respect of reduction to allocations to their ESOP accounts because of limitations under the Code applicable to tax-qualified plans (the "ESOP Excess Benefit Plan"). Benefits under the ESOP Excess Benefit Plan vest in the same manner as benefits under the ESOP and are payable at the same time or times as benefits under the ESOP are distributable from the ESOP, or in the case of benefits with respect to qualifying employer securities subject to the put option under the ESOP at the time the ESOP Excess Benefit Plan participant exercises (or is deemed to have exercised) a hypothetical "put option" under the Excess Benefit Plan. All benefits under the ESOP Excess Benefit Plan are payable solely from the Company's general assets.

         The Company maintains a bookkeeping account for amounts credited to the accounts of ESOP Excess Benefit participants. For the Plan Year ended October 31, 1997, the amounts credited to the ESOP Excess Benefit Plan accounts of the individuals named in the Summary Compensation Table were:

                                                                                         EQUIVALENT SHARES ALLOCATED
                                                                                         ---------------------------
                                                                                     YEAR ENDED            CUMULATIVE TO
NAME                                                                                OCT. 31, 1997          OCT. 31, 1997
------------------------------------------------------------------------------------------------------------------------

Michael S. Lipscomb                                                                    740.150                2,005.579
David L. Chrencik                                                                       81.150                  154.275
Yoichi Fujiki                                                                           78.900                  179.251
Paul R. Keen                                                                           139.325                  388.854
Frances S. St. Clair                                                                    81.150                  154.275



  Incentive Stock Option Plans

         1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provides for option agreements on the purchase of Class D non-voting Parent Stock, at a price of $10.00 per share, unless and until such stock is offered for sale to the public, in which case the price will be not less than fair market value. The options, which were granted by the Compensation Committee of Parent upon the recommendation of the Argo-Tech Compensation Committee, expire on November 9, 2001. The options may be exercised only in quarters over four successive years, but shall become exercisable in full in the event that the shares become registered or traded on a national exchange or in the event of a change in control.

                              AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR
                                                     END OPTION VALUES

                                                                    NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                                  UNDERLYING UNEXERCISABLE       IN-THE-MONEY OPTIONS
                                                             OPTIONS AT FISCAL    YEAR END        AT FISCAL YEAR END($)
                                      SHARES               -------------------------------------------------------------
                                    ACQUIRED ON      VALUE                        UNEXER-                        UNEXER-
NAME                                 EXERCISE      REALIZED    EXERCISABLE        CISABLE      EXERCISABLE       CISABLE
------------------------------------------------------------------------------------------------------------------------
Michael S. Lipscomb                        0           0           8,302           1,368           512,898       84,515
David L. Chrencik                          0           0           2,445             545           151,052       33,670
Yoichi Fujiki                              0           0             845             545            52,204       33,670
Paul R. Keen                               0           0           2,445             545           151,052       33,670
Frances S. St. Clair                       0           0           2,445             545           151,052       33,670

         1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provides for option agreements on the purchase of Class A voting Parent Stock, at a price not less than $10.00 per share unless and until the stock is offered for sale to the public, in which case the price will be not less than fair market value. The options, which were granted by the Compensation Committee of Parent upon the recommendation of the Argo-Tech Compensation Committee, expire on November 9, 2001. The options may be exercised only in quarters over four successive years, but shall become exercisable in full in the event that the shares become registered or traded on a national exchange, or in the event of a change in control.

  Executive Life Insurance Plan

         The Company's executive life insurance plan permits certain officers and key employees to obtain life insurance benefits in addition to those generally provided to salaried employees. The level of coverage provided to such officers and key employees consists of basic term and whole life insurance coverage equal to 3 times the individual's salary.

  Bonus Plan

         The Company has in effect a plan pursuant to which officers and other key management employees may receive cash bonuses paid upon (1) the achievement of specified cash flow goals in the preceding fiscal year and (2) individual performance. The amounts of such bonus awards are approved by the Compensation Committee of the Company.

  Compensation of Directors

         The Company pays each Director a quarterly fee of $2,500. Each director also receives $3,000 plus reasonable out-of-pocket expenses for each board meeting attended. Members of the Audit and the Compensation Committees of the Company receive $3,000 for attendance at a committee meeting that is not held on the same day as a meeting of the Board of Directors.

         The members of the Company's Audit Committee are Thomas F. Dougherty, Remi de Chastenet and Karl F. Storrie. The members of the Company's Compensation Committee are Prakash A. Melwani, Karl F. Storrie and Robert Y. Nagata. The members of the Compensation Committee of Parent are Michael S. Lipscomb and Robert Y. Nagata.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

         The Company is a wholly owned subsidiary of AT Holdings Corporation ("Parent"), which owns 3,000 shares, or 100% of the Argo-Tech's Common Stock, par value of $.01 per share. The shares of the Company held by the Parent are the only shares of the Company's capital stock that are outstanding. The following table sets forth the ownership of the Parent's Common Stock ("Parent Stock") of as of October 25, 1997 by (i) each person known to the Company to be the beneficial owner of more than 5% of any class of Parent Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group. On October 25, 1997, the number of shares of Parent Stock outstanding was 1,363,493 shares.

         Shares of Parent's Class A and Class B Stock are voting shares and are identical in all respects. Shares of Parent's Class C Stock are non-voting shares which are convertible into shares of Parent's Class B Stock pursuant to the terms of the 1994 Stockholders Agreement. Shares of Parent's Class D Stock are non-voting, and all such shares are currently unissued and reserved for issuance pursuant to the 1991 Performance Stock Option Plan. No Parent's Class D Stock options have been exercised.

                                               NUMBER OF     NUMBER OF       NUMBER OF
                                               SHARES OF     SHARES OF       SHARES OF
                                                CLASS A       CLASS B         CLASS C               PERCENT OF CLASS
NAME OF                                         COMMON        COMMON          COMMON                ----------------
BENEFICIAL OWNER                                 STOCK         STOCK           STOCK           A           B            C
-------------------------------------------------------------------------------------------------------------------------
AT Holdings, LLC                                  20,000      614,000(2)       27,560          3.1       89.1          100
  1890 Highway 50 East
  Suite 4
  Carson City, NV 89701
Key Trust Company of Ohio, N.A.(1)               415,520            --             --         64.2         --           --
  127 Public Square
  Cleveland, OH 44114
Sunhorizon International, Inc.                   129,402            --             --         20.0         --           --
  13221 Ranchwood Road
  Tustin, CA 92680
YC International Inc.                                 --       75,000(2)           --           --       10.9           --
  725 South Figueroa Street
  Suite 3870
  Los Angeles, CA 90117
Chrencik, David                                    5,512                                        **         --           --
de Chastenet, Remi*                                   --            --             --           --         --           --
Dougherty, Thomas*                                 1,654            --             --           **         --           --
Fujiki, Yoichi*                                    2,000            --             --           **         --           --
Keen, Paul                                        12,027            --             --          1.9         --           --
Lipscomb, Michael*                                20,670            --             --          3.2         --           --
Melwani, Prakash*                                     --            --             --           --         --           --
Nagata, Robert*                                       --            --             --           --         --           --
St. Clair, Frances                                 5,812            --             --           **         --           --
Storrie, Karl*                                     1,654(3)         --             --           **         --           --
Directors and Officers as a Group                 57,635            --             --          8.9         --           --
  (15 persons)

*        Director of the Company
**       Less than 1%

1        Key Trust holds shares of Parent Stock in trust for the benefit of the ESOP.

2        AT Holdings, LLC has the option to purchase all of YC International Inc.'s shares of Class B Common Stock. AT
         Holdings, LLC disclaims all beneficial ownership of such shares.

3        Includes options to purchase 450 shares of Class A Common Stock that are immediately exercisable.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


  UIC Distribution Agreement

         UIC, a company owned by YC International Inc. ("YCI") (which is under the control of Mr. Yamada, Parent's majority stockholder), was appointed by Argo-Tech as its exclusive distributor of Argo-Tech products in 1990 with respect to the Japanese market and in 1994 for the entire international market under a long-term agreement (the "Distribution Agreement"). Management believes that the Distribution Agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the basic contract term of 50 years and termination provisions which are more favorable to UIC than industry norm. The Distribution Agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by UIC. For fiscal 1997, sales by UIC accounted for approximately 22% of the Company's net revenues.

  Vestar Consulting Agreement

         The Company has retained Vestar Capital Partners ("Vestar") to provide it with financial and corporate consulting services. Prakash A. Melwani, a director of the Company, is a Managing Director of Vestar. In exchange for such consulting services, the Company has agreed to pay Vestar an annual consulting fee of approximately $110,000, payable semi-annually in advance, plus Vestar's reasonable out-of-pocket costs and expenses. Management believes that these terms of the consulting agreement are no less favorable to the Company than would have been available pursuant to arms' length negotiations with unaffiliated parties. The consulting agreement will continue until December 31, 2000 and thereafter shall be renewed automatically for additional one-year terms unless the Company or Vestar gives written notice of termination.

  Officer Loans

         Three of the Named Executives and one Director have entered into presently outstanding loan agreements with Parent. The largest amount of indebtedness outstanding since the beginning of fiscal 1997 for each such Named Executive was: $246,391 (Mr. Lipscomb), $224,759 (Mr. Keen) and $82,104 (Mr. Chrencik). The largest amount of indebtedness outstanding since the beginning of fiscal 1997 for Thomas Dougherty, a Director of the Company, was $73,381. Each loan is due October 28, 2000 and accrues interest at 6.75% annually. These loans, secured by a pledge of Parent Stock, were extended for the purchase of Parent Stock, or for the personal use of the Named Executive or Director. Each of the Named Executives and the Director having an outstanding loan has entered into a Pledge Agreement and Promissory Note with Parent in connection with such loans. Management believes that the terms of these loans are no less favorable to the Company than would have been available pursuant to arms' length negotiations with unaffiliated parties.

  The Note Repayment

         In March 1997, Parent purchased all of its redeemable preferred stock from the two preferred stockholders, AT LLC and Vestar/Argo-Tech Investment Limited Partnership (the "Vestar Investment Partnership"). AT LLC's preferred stock was purchased, including accrued dividends, in exchange for subordinated notes in the aggregate principal amount of $41.1 million (the "Parent Notes") and cash of $2.1 million. Vestar Investment Partnership's preferred stock was purchased, including accrued dividends, in exchange for cash of $2.0 million. The Company also had notes payable in the aggregate principal amount of $5.0 million (the "AT Notes," and together with the Parent Notes, the "Existing Notes"). The AT Notes were issued to the Yamada Trust, a trust organized under an irrevocable trust agreement, and were subordinate to the Company's senior debt. On September 26, 1997, the Existing Notes were repaid with the proceeds of the offering of the Company's Senior Subordinated Notes.


                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements
       --------------------

         The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

         Consolidated Balance Sheets -- October 26, 1996 and October 25, 1997

         Consolidated Statements of Net Income -- Years ended October 28, 1995, October 26, 1996 and October 25, 1997

         Consolidated Statements of Cash Flows -- Years ended October 28, 1995, October 26, 1996 and October 25, 1997

         Consolidated Statements of Shareholders' Equity /(Deficiency)   --
         Years ended October  28, 1995, October 26, 1996
         and October 25, 1997

         Notes to Consolidated Financial Statements -- October 25, 1997

         Report of Independent Auditors


(a)(2)   Financial Statement Schedules
         -----------------------------

         No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(a)(3)   Exhibits
         --------

                    Exhibit No.         Description
                    -------------------------------------------------------------------------------------------------------

                    3.1                 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on form S-1, filed
                                        October 17, 1997, SEC File No. 333- 38223).

                    3.2                 By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the
                                        Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No.
                                        333-38223).

                    4.1                 Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8
                                        5/8% Senior Subordinated Notes due 2007 (the form of which is included in such
                                        Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    4.2                 Form of Global Exchange Note (included in Exhibit 4.1) (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on form S-1, filed
                                        October 17, 1997, SEC File No. 333- 38223).

                    4.3                 Exchange and Registration Rights Agreement dated September 26, 1997, between the
                                        Company, the Subsidiary Guarantors and Chase Securities Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on form S-1, filed
                                        October 17, 1997, SEC File No. 333-38223).

                    *10.1               Form of Stay Pay and Severance Agreement dated June 6, 1996, by and among the
                                        Company and certain Executive Officers of the Company (Michael S. Lipscomb, Yoichi
                                        Fujiki, Frances S. St. Clair, Paul R. Keen and David Chrencik) (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.2               Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen
                                        (incorporated herein by reference to Exhibit 10.2 of the Company's Registration
                                        Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.3               Employment Agreement dated October 15, 1986 between the Company and Michael S.
                                        Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    Exhibit No.         Description
                    -------------------------------------------------------------------------------------------------------


                    *10.4               Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and
                                        Society National Bank, as Trustee, relating to the Employment Agreement dated
                                        October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company's Registration Statement on form S-1, filed
                                        October 17, 1997, SEC File No. 333-38223).

                    *10.5               Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on form
                                        S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.6               First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.7               Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May
                                        17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.8               First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust
                                        Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC
                                        File No. 333-38223).

                    *10.9               Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and
                                        Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC
                                        File No. 333-38223)..

                    *10.10              Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust
                                        Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File
                                        No. 333-38223)..

                    *10.11              Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May
                                        17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    10.12               AT Holdings Corporation 1994 Stockholders' Agreement, dated May 17, 1994
                                        (incorporated herein by reference to Exhibit 10.12 of the Company's Registration
                                        Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)..

                    10.13               First Amendment to AT Holdings Corporation 1994 Stockholders' Agreement, dated May
                                        1, 1997 (incorporated herein by reference to Exhibit 10.13 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No.
                                        333-38223)..

                    Exhibit No.         Description
                    -------------------------------------------------------------------------------------------------------


                    10.14               Second Amendment to AT Holdings Corporation 1994 Stockholders' Agreement, dated July
                                        18, 1997 (incorporated herein by reference to Exhibit 10.14 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No.
                                        333-38223)..

                    10.15               AT Holdings Corporation Supplemental Stockholders Agreement, dated May 17, 1994
                                        (incorporated herein by reference to Exhibit 10.15 of the Company's Registration
                                        Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).


                    10.16               First Amendment to AT Holdings Corporation Supplemental Stockholders Agreement,
                                        dated July 18, 1997 (incorporated herein by reference to Exhibit 10.16 of the
                                        Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No.
                                        333-38223).

                    10.17               Amendment, Termination and Release under Vestar/AT Holdings Corporation
                                        Stockholders' Agreement, dated May 17, 1994 (incorporated herein by reference to
                                        Exhibit 10.17 of the Company's Registration Statement on form S-1, filed October 17,
                                        1997, SEC File No. 333-38223).

                    10.18               Consulting Agreement between the Company and Vestar Capital Partners dated May 17,
                                        1994 (incorporated herein by reference to Exhibit 10.18 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.19              Form of Management Incentive Compensation Plan for key employees of the Company
                                        (incorporated herein by reference to Exhibit 10.19 of the Company's Registration
                                        Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.20              1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994
                                        (incorporated herein by reference to Exhibit 10.20 of the Company's Registration
                                        Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.21              Form of Stock Option Agreement in connection with the Management Incentive Stock
                                        Option Plan, as amended, between the Company and all members of the Company's
                                        Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.22              1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on form
                                        S-1, filed October 17, 1997, SEC File No. 333-38223).

                    *10.23              Form of Stock Option Agreement in connection with the 1991 Performance Stock Option
                                        Plan, as amended, between the Company and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    10.24               Credit Facility, dated July 18, 1997, as amended and restated as of September 26,
                                        1997, between the Company and Chase Manhattan Bank (incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement on form S-1, filed October
                                        17, 1997, SEC File No. 333-38223).

                    Exhibit No.         Description
                    -------------------------------------------------------------------------------------------------------

                    10.25               Distributorship Agreement, dated December 24, 1990, between the Company, Yamada
                                        Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to
                                        Exhibit 10.25 of the Company's Registration Statement on form S-1, filed October 17,
                                        1997, SEC File No. 333-38223).

                    10.26               Japan Distributorship Agreement, dated December 24, 1990, between the Company,
                                        Aerotech World Trade Corporation, Yamada Corporation, Yamada International
                                        Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to
                                        Exhibit 10.26 of the Company's Registration Statement on form S-1, filed October 17,
                                        1997, SEC File No. 333-38223).

                    10.27               Stock Purchase Agreement, dated August 1, 1997, between the Company, J.C. Carter
                                        Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz,
                                        Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry
                                        S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and
                                        Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the
                                        Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No.
                                        333-38223).

                    *10.28              Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption
                                        Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC
                                        File No. 333- 38223).

                    *10.29              Prism Prototype Retirement Plan and Trust (incorporated herein by reference to
                                        Exhibit 10.29 of the Company's Registration Statement on form S-1, filed October 17,
                                        1997, SEC File No. 333-38223).

                    10.30               Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of
                                        August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company's
                                        Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

                    12                  Statement regarding computation of ratios.

                    21                  List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the
                                        Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No.
                                        333-38223).

                    24                  Power of Attorney.

         *          Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

(b)      The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

(c)      The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d)      No financial statement schedules are required to be filed herein, therefore, none are listed under Item 14(a)(2).


      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         No annual report or proxy statement covering the Company's last fiscal year has been or will be circulated to security holders.

                                   SIGNATURES


         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                        ARGO-TECH CORPORATION



                                        By:  /s/ Frances S. St. Clair
                                             -------------------------------------------
                                        Frances S. St. Clair
                                        Vice President and Chief Financial Officer

                                        DATE: January 23, 1998



         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


           SIGNATURE                                         TITLE                                          DATE
           -----------------------------------------------------------------------------------------------------

         *                               Chairman, President and                                        January 23, 1998
-------------------------------          Chief Executive Officer
Michael S. Lipscomb                      and Director (Principal
                                         Executive Officer)

/s/ Frances S. St. Clair                 Vice President and Chief Financial                             January 23, 1998
-------------------------------          Officer (Principal Financial  Officer)
Frances S. St. Clair

         *                               Manager, Financial Accounting                                  January 23, 1998
-------------------------------          (Principal Accounting Officer)
Paul A. Sklad

         *                               Director                                                       January 23, 1998
-------------------------------
Remi de Chastenet

         *                               Director                                                       January 23, 1998
-----------------------------------------
Thomas F. Dougherty

         *                               Director                                                       January 23, 1998
-----------------------------------------
Yoichi Fujiki

         *                               Director                                                       January 23, 1998
-----------------------------------------
Prakash A. Melwani

         *                               Director                                                       January 23, 1998
-----------------------------------------
Robert Y. Nagata

         *                               Director                                                       January 23, 1998
-----------------------------------------
Karl F. Storrie

*        The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the
         Securities and Exchange Commission on behalf of such officers and Directors.


                                     By:  /s/ Frances S. St. Clair
                                          --------------------------------------
                                          FRANCES S. ST. CLAIR, ATTORNEY-IN-FACT

                     ARGO-TECH CORPORATION AND SUBSIDIARIES


         ANNUAL REPORT ON FORM 10-K: FISCAL YEAR ENDED OCTOBER 25, 1997


                            ITEM 8 AND ITEM 14(a)(1)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------

                                                                                                                 PAGE



INDEPENDENT AUDITORS' REPORT                                                                                     F-1



CONSOLIDATED BALANCE SHEETS
   AT OCTOBER 25, 1997 AND OCTOBER 26, 1996                                                                      F-2



CONSOLIDATED STATEMENTS OF NET INCOME
   FOR THE 52 WEEKS ENDED
   OCTOBER 25, 1997, OCTOBER 26, 1996 AND OCTOBER 28, 1995                                                       F-3



CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
   EQUITY/(DEFICIENCY) FOR THE 52 WEEKS ENDED
   OCTOBER 25, 1997, OCTOBER 26, 1996 AND OCTOBER 28, 1995                                                       F-4



CONSOLIDATED STATEMENTS OF CASH FLOWS
   FOR THE 52 WEEKS ENDED
   OCTOBER 25, 1997, OCTOBER 26, 1996 AND OCTOBER 28, 1995                                                       F-5



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                  F-6-F-19

INDEPENDENT AUDITORS' REPORT


To the Shareholders and Board of Directors of Argo-Tech Corporation and Subsidiaries
  (A Wholly-Owned Subsidiary of AT Holdings Corporation)

We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and Subsidiaries (A Wholly-Owned Subsidiary of AT Holdings Corporation) (the "Company") as of October 25, 1997 and October 26, 1996 and the related consolidated statements of net income, shareholders' equity/(deficiency), and cash flows for each of the three years in the period ended October 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 25, 1997 and October 26, 1996, and the results of their net income and their cash flows for each of the three years in the period ended October 25, 1997 in conformity with generally accepted accounting principles.





December 12, 1997
Cleveland, Ohio


ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
OCTOBER 25, 1997 AND OCTOBER 26, 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------
ASSETS                                                         1997         1996

CURRENT ASSETS:
  Cash and cash equivalents                                $   9,361    $  13,556
  Receivables, net                                            24,383       15,105
  Inventories                                                 38,354       15,637

  Deferred income taxes and prepaid expenses                   1,636        3,821
                                                           ---------    ---------


          Total current assets                                73,734       48,119
                                                           ---------    ---------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                37,181       27,919


GOODWILL, net of accumulated amortization                    121,191       83,686


INTANGIBLE ASSETS                                             60,245

OTHER ASSETS                                                   8,609        7,382
                                                           ---------    ---------

Total Assets                                               $ 300,960    $ 167,106
                                                           =========    =========


LIABILITIES                                                   1997         1996

CURRENT LIABILITIES:
  Current portion of long-term debt                        $   6,904    $   4,500
  Accounts payable                                             6,369        4,556
  Accrued liabilities                                         17,814       13,532
                                                           ---------    ---------


          Total current liabilities                           31,087       22,588
                                                           ---------    ---------


LONG-TERM DEBT, net of current maturities                    241,958      103,107

OTHER NONCURRENT LIABILITIES                                  32,137       27,681
                                                           ---------    ---------

          Total Liabilities                                  305,182      153,376
                                                           ---------    ---------

REDEEMABLE PREFERRED STOCK                                                 25,908

REDEEMABLE COMMON STOCK                                        3,932        2,700


COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)

SHAREHOLDERS' EQUITY/(DEFICIENCY):
  Common stock, $.01 par value, authorized 3,000 shares;
    3,000 shares issued and outstanding
  Paid-in capital                                             11,452       11,444
  Accumulated deficit                                         (8,686)     (13,722)
  Unearned ESOP shares                                       (10,920)     (12,600)
                                                           ---------    ---------

          Total shareholders' equity/(deficiency)             (8,154)     (14,878)
                                                           ---------    ---------

Total Liabilities and Shareholders' Equity/(Deficiency)    $ 300,960    $ 167,106
                                                           =========    =========




The accompanying notes to consolidated financial statements are an integral part of this statement.

CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE 52 WEEKS ENDED OCTOBER 25, 1997, OCTOBER 26, 1996
AND OCTOBER 28, 1995
(IN THOUSANDS)
----------------------------------------------------------------------------------------------
                                                             1997         1996         1995

Net revenues                                              $ 117,086    $  96,437    $  86,671
Cost of revenues                                             70,954       57,882       54,222
                                                          ---------    ---------    ---------
          Gross profit                                       46,132       38,555       32,449
                                                          ---------    ---------    ---------
Selling, general and administrative                          10,932       10,036        9,392
Research and development                                      5,682        6,429        5,664
Amortization of intangible assets                             2,852        2,842        2,334
                                                          ---------    ---------    ---------
          Operating expenses                                 19,466       19,307       17,390
                                                          ---------    ---------    ---------
Income from operations                                       26,666       19,248       15,059
Interest expense                                             12,827       10,138       11,924
Other, net                                                     (388)        (142)        (588)
                                                          ---------    ---------    ---------
Income before income taxes and extraordinary loss            14,227        9,252        3,723
Income tax provision                                          4,841        3,608        1,553
                                                          ---------    ---------    ---------
Income before extraordinary loss                              9,386        5,644        2,170
Extraordinary loss, net of income tax benefit of $1,019       1,529
                                                          ---------    ---------    ---------
Net income                                                $   7,857    $   5,644    $   2,170
                                                          =========    =========    =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
FOR THE 52 WEEKS ENDED OCTOBER 25, 1997, OCTOBER 26, 1996
AND OCTOBER 28, 1995
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------

                                                                             UNEARNED
                                          COMMON     PAID-IN    ACCUMULATED    ESOP
                                           STOCK     CAPITAL      DEFICIT     SHARES       TOTAL

BALANCE, OCTOBER 29, 1994                $   --      $ 13,505    $(14,393)   $(15,960)   $(16,848)
  Net income                                                        2,170                   2,170
  ESOP shares committed to be released                    (10)                  1,680       1,670
  Dividends accrued on preferred stock                             (3,509)                 (3,509)
  Accretion of redeemable common stock                 (1,100)                             (1,100)
  Other, net                                                          (22)                    (22)
                                         --------    --------    --------    --------    --------

BALANCE, OCTOBER 28, 1995                    --        12,395     (15,754)    (14,280)    (17,639)
  Net income                                                        5,644                   5,644
  ESOP shares committed to be released                    649                   1,680       2,329
  Dividends accrued on preferred stock                             (3,848)                 (3,848)
  Accretion of redeemable common stock                 (1,600)                             (1,600)
  Other, net                                                          236                     236
                                         --------    --------    --------    --------    --------

BALANCE, OCTOBER 26, 1996                    --        11,444     (13,722)    (12,600)    (14,878)
  Net income                                                        7,857                   7,857
  ESOP shares committed to be released                  1,240                   1,680       2,920
  Dividends accrued on preferred stock                             (1,527)                 (1,527)
  Accretion of redeemable common stock                 (1,232)                             (1,232)
  Additional minimum pension liability                               (792)                   (792)
  Other, net                                                         (502)                   (502)
                                         --------    --------    --------    --------    --------

BALANCE, OCTOBER 25, 1997                $   --      $ 11,452    $ (8,686)   $(10,920)   $ (8,154)
                                         ========    ========    ========    ========    ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 52 WEEKS ENDED OCTOBER 25, 1997, OCTOBER 26, 1996
AND OCTOBER 28, 1995
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------
                                                                 1997          1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $   7,857     $   5,644     $   2,170
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation                                                  4,665         4,620         4,838
    Amortization of goodwill and deferred financing costs         3,747         4,033         3,739
    Compensation expense recognized in connection with
      employee stock ownership plan                               2,920         2,329         1,670
    Deferred rental income                                                       (288)         (670)
    Deferred income taxes                                          (413)          825           700
    Extraordinary loss on early extinguishment of debt            1,529
    Changes in operating assets and liabilities:
      Receivables                                                (4,001)          434           270
      Inventories                                                 2,013          (168)        5,793
      Prepaid expenses                                              115           958          (290)
      Accounts payable                                           (1,073)          291         1,777
      Accrued and other liabilities                                (377)       (2,972)       (2,693)
    Other, net                                                      615           236           542
                                                              ---------     ---------     ---------
  Net cash provided by operating activities                      17,597        15,942        17,846
                                                              ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of J.C. Carter                                   (107,562)
  Capital expenditures                                           (2,690)       (3,355)       (2,918)
                                                              ---------     ---------     ---------
  Net cash used in investing activities                        (110,252)       (3,355)       (2,918)
                                                              ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowing of long-term debt                        156,100
  Repayment of long-term debt                                  (155,090)      (11,000)      (19,000)
  Redemption of redeemable preferred stock                      (25,908)
  Payment of redeemable preferred dividends                     (19,298)
  Sale of Senior Subordinated Notes                             140,000
  Payment of financing related fees                              (7,344)                       (730)
                                                              ---------     ---------     ---------

  Net cash provided by (used in) financing activities            88,460       (11,000)      (19,730)
                                                              ---------     ---------     ---------

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period                           (4,195)        1,587        (4,802)
Balance, Beginning of period                                     13,556        11,969        16,771
                                                              ---------     ---------     ---------
Balance, End of period                                        $   9,361     $  13,556     $  11,969
                                                              =========     =========     =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 52 WEEKS ENDED OCTOBER 25, 1997, OCTOBER 26, 1996 AND OCTOBER 28, 1995
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      Argo-Tech Corporation and Subsidiaries' (the "Company") (A Wholly-Owned Subsidiary of AT Holdings Corporation) principal operations include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company's fiscal year ends on the last Saturday in October. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company's financial statements.

      Effective August 3, 1997, the Company established itself as a parent, holding company with 3 wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM) and Argo-Tech Corporation (Aftermarket). On September 26, 1997, the Company acquired a fourth wholly-owned operating guarantor subsidiary, J.C. Carter Company, Inc. ("Carter") (Note 3). The Company has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes (Note 10) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements of the guarantor subsidiaries is not material to investors. The Company also has two wholly-owned, non-guarantor subsidiaries that have inconsequential assets, liabilities and equity, and their only operations are the result of intercompany activity which is immediately dividend back to the Company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between these entities have been eliminated.

      CASH EQUIVALENTS- Cash equivalents represent short-term investments with an original maturity of three months or less.

      RECEIVABLES - The Company does not generally require collateral or other security to guarantee trade receivables.

      INVENTORIES - Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost and are depreciated using the straight-line or an accelerated method over their estimated useful lives as follows:


       Buildings and improvements                                           7 to 30 years
       Equipment                                                            3 to 10 years


      GOODWILL - Goodwill is amortized on a straight-line basis over forty years. Accumulated amortization at October 25, 1997 and October 26, 1996 was $17,450,000 and $14,947,000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future operations.

      DEFERRED FINANCING COSTS - The costs of obtaining financing are amortized over the terms of the financing. The amortized cost is included in interest expense in the consolidated statements of net income. Accumulated amortization at October 25, 1997 and October 26, 1996 was $138,000 and $8,314,000, respectively.

      REVENUES AND COST RECOGNITION - Revenues are generally recognized when goods are shipped or services provided.

      The Company's product development activities are conducted principally under cost-sharing arrangements that are funded by the Company. The need for and timing of expenditures under these arrangements is generally determined by the Company. The estimated unreimbursable costs under the activities are expensed as incurred.

      Costs and estimated earnings in excess of billings on uncompleted contracts represents costs incurred plus estimated profit, less amounts billed to customers. Incurred costs include production costs and related overhead.

      General and administrative expenses and research and development expenses are considered period costs and, accordingly, are charged to operations on a current basis.

      Certain customers have title to, or security interest in, certain inventories by reason of progress payments.

      EXTRAORDINARY LOSS - In connection with the early extinguishment of debt under the Company's previous bank credit agreement, the Company recognized an extraordinary loss of $1.5 million, net of income tax benefit of $1.0 million, resulting from the write-off of unamortized debt issuance costs.

      INCOME TAXES - Income taxes are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different than the periods in which such taxes are paid or benefits realized. Expected tax benefits from temporary differences that will result in deductible amounts in future years and from carryforwards, if it is more likely than not that such tax benefits will be realized, are recognized currently.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    ACQUISITION OF J. C. CARTER, INC.

      On September 26, 1997 the Company acquired all of the outstanding shares of Carter, a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of 8-5/8% Senior Subordinated Notes (Note 10). The results of Carter's operations have been combined with those of the Company since the date of acquisition. The purchase price of $107.6 million exceeded the net assets of Carter at the date of acquisition by $99.7 million. Of that excess, $60.6 million was assigned to identified intangible assets as follows:

                                                FAIR             ESTIMATED
                                               MARKET            ECONOMIC
(DOLLARS IN THOUSANDS)                          VALUE              LIFE

Workforce                                    $     4,900           8 Years
Contracts                                         17,100          10 Years
Spare Parts Annuity                               38,200       10-28 Years
Patents                                              380       14-17 Years
                                             -----------

          Total                              $    60,580
                                             ===========

      The remaining excess of $39.1 million was considered goodwill that is being amortized on a straight-line basis over 40 years.

      The acquisition was accounted for using the purchase method of accounting, and accordingly, a preliminary allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date.

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Carter as if the acquisition had occurred October 29, 1995.


         (DOLLARS IN THOUSANDS)                             1997(A)           1996(B)

         Revenues                                           $160,117         $ 138,003
         Net income                                         $  3,652         $     274


            (a) - Twelve months ended October 25, 1997 for Carter.

            (b) - Twelve months ended September 30, 1996 for Carter.

      These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of a step-up in the basis of fixed assets, additional amortization expense as a result of goodwill and other intangible assets, an increase in the interest expense on the acquisition debt, and an adjustment on certain shareholder expenses which were terminated concurrent with the acquisition. In management's opinion, the unaudited pro forma combined results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of fiscal year 1996 or of future operations of the combined companies under the ownership and management of the Company.

4.    SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

      The major components of the following balance sheet captions were (in thousands):

                                                        OCTOBER 25,   OCTOBER 26,
                                                           1997         1996
        Accrued liabilities:
          Salaries and accrued compensation              $ 8,609      $ 4,867
          Accrued interest                                   979        2,070
          Accrued warranty                                 2,778        1,725
          Other                                            5,448        4,870
                                                         -------      -------
                  Total                                  $17,814      $13,532
                                                         =======      =======
        Other noncurrent liabilities:
          Accumulated dividends on redeemable
            preferred stock                                           $17,770
          Deferred income taxes                          $23,300
          Other                                            8,837        9,911
                                                         -------      -------
                  Total                                  $32,137      $27,681
                                                         =======      =======


5.    RECEIVABLES

      Receivables consist of the following (in thousands):

                                                                           OCTOBER 25,  OCTOBER 26,
                                                                              1997         1996

        Amounts billed - net of allowance for
          uncollectible amounts of $142 and $164                            $ 23,047     $ 13,002
        Amounts unbilled (principally commercial customers):
          Net reimbursable costs incurred on
            uncompleted contracts                                             13,775       16,785
          Billings to date                                                   (12,439)     (14,682)
                                                                            --------     --------

                  Total unbilled - net                                         1,336        2,103
                                                                            --------     --------

        Net receivables                                                     $ 24,383     $ 15,105
                                                                            ========     ========


6.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                                       OCTOBER 25,   OCTOBER 26,
                                                                          1997         1996

        Finished goods                                                  $  1,874     $  1,658
        Work-in-process and purchased parts                               19,918       15,658
        Raw materials and supplies                                        20,160          499
                                                                        --------     --------
                  Total                                                   41,952       17,815
        Reserve for excess and obsolete inventory                         (3,598)      (2,178)
                                                                        --------     --------
        Inventories - net                                               $ 38,354     $ 15,637
                                                                        ========     ========

      Inventory is recorded net of progress payments received of approximately $2,655,000 at October 25, 1997.

      The Carter inventory amounts at September 26, 1997 were increased by $12.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16
      - "Business Combinations." Based on Carter's inventory turnover rate, $1.4 million of this amount is included in cost of revenues for the period ended October 25, 1997.

7.    PROPERTY AND EQUIPMENT

      OWNED PROPERTY - Property and equipment owned by the Company consists of the following (in thousands):

                                                                  OCTOBER 25,   OCTOBER 26,
                                                                     1997          1996

        Land and land improvements                                 $  7,628     $  4,488
        Buildings and building equipment                             31,941       29,042
        Machinery and equipment                                      31,927       26,442
        Office and automotive equipment                               5,714        4,748
        Construction-in-progress                                      1,094        2,043
                                                                   --------     --------
                  Total                                              78,304       66,763
        Accumulated depreciation                                    (41,123)     (38,844)
                                                                   --------     --------

        Total - net                                                $ 37,181     $ 27,919
                                                                   ========     ========

      PROPERTY LEASED TO OTHERS - The Company leases certain portions of its facility in Euclid, Ohio. The leases have been accounted for as operating leases whereby revenue is recognized as earned over the lease terms. The cost of property leased to others is included in property and equipment and is being depreciated over its estimated useful life. It is not practical to determine the cost of the property that is being leased to others or the related amount of accumulated depreciation. In addition, the Company has separate service contracts with its tenants under which the Company provides maintenance, telecommunications and various other services. A large portion of the Company's cost related to the receipts based on usage is variable in nature.

      Total rental revenue under the property leases and service contracts was as follows for the 52 weeks ended 1997, 1996 and 1995 (in thousands):

                                                                          1997       1996       1995

       Minimum contractual amounts under property leases                $3,960     $6,056     $6,675
       Service contracts revenue based on usage                            949      1,484      2,055
                                                                        ------     ------     ------
                 Total                                                  $4,909     $7,540     $8,730
                                                                        ======     ======     ======

      Future minimum rentals under the noncancelable property leases and service contracts at October 25, 1997 are (in thousands): $2,915 in 1998, $1,680 in 1999, $1,675 in 2000, $1,675 in 2001, and $1,675 in 2002.

8.    EMPLOYEE BENEFIT PLANS

      EMPLOYEE STOCK OWNERSHIP PLAN - The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan's provisions for allocation to participants was recognized as an expense of $2,920,000, $2,329,000 and $1,670,000 for the 52 weeks ended 1997, 1996 and 1995, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-equity account, "Unearned ESOP shares".

      Summary information regarding ESOP activity consists of the following:

                                                                OCTOBER 25,        OCTOBER 26,
                                                                   1997               1996

       Allocated shares                                            105,000            63,000
       Shares released for allocation                               42,000            42,000
       Unearned ESOP shares                                        273,000           315,000
                                                              ------------      ------------
       Total ESOP shares                                           420,000           420,000
       Repurchased shares received as distributions                 (4,480)             (862)
                                                              ------------      ------------

       Total available ESOP shares                                 415,520           419,138
                                                              ============      ============

       Fair market value of unearned ESOP shares              $ 19,595,940      $ 18,468,450
                                                              ============      ============

      All of the shares acquired for the ESOP (both allocated and unearned shares) are owned and held in trust by the ESOP.

      The Company's stock is not listed or traded on an active stock market and market prices are, therefore, not available. Annually, an independent financial consulting firm determines the fair market value based upon the Company's performance and financial condition.

      The Company provides an "internal market" for shareholders through its purchase of their common shares. Participants in the Company's ESOP have the right to require the Company, within a special period, to repurchase shares received as distributions under the ESOP at their fair market value.

      PENSION AND SAVINGS PLANS - The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees' compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company's funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans which cover substantially all of the Company's employees. The plan covering Carter employees provides for a match of participating employees contributions. The Company's contribution, recognized as expense was approximately $50,000 in 1997.

      A summary of the components of net periodic pension cost for the pension plans for the 52 weeks ended 1997, 1996 and 1995 is as follows (in thousands):

                                                                                1997         1996         1995

       Service cost - benefits earned during the period                      $   201      $   218      $   167
       Interest cost on projected benefit obligation                             971          805          701
       Actual return on plan assets                                           (2,524)      (1,488)      (1,520)
       Net amortization and deferral                                           1,429          483          576
                                                                             -------      -------      -------

       Net periodic pension cost (benefit)                                   $    77      $    18      $   (76)
                                                                             =======      =======      =======


      The following table sets forth the funded status of the plans and amounts recognized in the Company's balance sheets for its pension plan (in thousands):

                                                               OCTOBER 25, 1997          OCTOBER 26, 1996
                                                           -----------------------  -----------------------------
                                                           (ACCUMULATED  (ASSETS     (ACCUMULATED    (ASSETS
                                                             BENEFITS     EXCEED       BENEFITS       EXCEED
                                                             EXCEED     ACCUMULATED     EXCEED     ACCUMULATED
                                                             ASSETS)     BENEFITS)      ASSETS)      BENEFITS)

       Actuarial present value of benefit obligations:
         Vested benefit obligation                         $ (5,585)     $ (8,295)     $ (3,450)     $ (7,328)
                                                           ========      ========      ========      ========

         Accumulated benefit obligation                    $ (5,596)     $ (8,295)     $ (3,526)     $ (7,328)
                                                           ========      ========      ========      ========

         Projected benefit obligation                      $ (5,596)     $ (8,295)     $ (3,526)     $ (7,328)

       Plan assets at fair value                              3,429        10,177         2,923         8,535
                                                           --------      --------      --------      --------
       Projected benefit obligation
         (in excess of) or less than
         plan assets                                         (2,167)        1,882          (603)        1,207
       Unrecognized prior service cost                          405                         451
       Unrecognized net gain from past
         experience different from that
         assumed                                                614        (3,023)         (874)       (2,661)
       Adjustment required to
         recognize minimum liability                         (1,019)
                                                           --------      --------      --------      --------

       Accrued pension cost recognized
         in the consolidated balance sheets                $ (2,167)     $ (1,141)     $ (1,026)     $ (1,454)
                                                           ========      ========      ========      ========


      The assumptions used to determine net periodic pension cost as well as the funded status are:

                                                                     1997    1996

          Discount rate                                             7.5 %   8.0 %

          Long-term rate of return on plan assets                   9.0 %   9.0 %

      The plans' assets consist primarily of insurance company pooled separate accounts.

      OTHER POSTRETIREMENT BENEFITS - The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. Effective November 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that costs of these postretirement benefits be accrued during an employee's active working career. Prior to adoption of this statement, the cost of providing these benefits was previously recognized on a pay-as-you-go basis and amounted to $83,000 for fiscal 1995.

      The Company implemented SFAS No. 106 on the immediate recognition basis by recording a postretirement benefit obligation of $5,809,000, and, according to Statement provisions related to business combinations occurring after December 21, 1990, a resulting increase in Goodwill and Deferred Income Taxes of $3,485,000 and $2,324,000, respectively.

      The net postretirement benefit cost for the 52 weeks ended 1997 and 1996 includes the following components (in thousands):

                                                                                 1997    1996

       Service cost                                                              $149    $158
       Interest cost on accumulated postretirement benefit obligation             592     460
       Net amortization and deferral                                               33
                                                                                 ----    ----

       Net postretirement benefit cost                                           $774    $618
                                                                                 ====    ====



      Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at October 25, 1997 by $1,379,000 with a corresponding effect on the 1997 postretirement benefit expense of $135,000. The discount rate used to estimate the accumulated postretirement benefit obligation was 7.5% and 8.0% for fiscal years 1997 and 1996, respectively.

      The following table sets forth the unfunded obligation and amounts recognized in the Company's balance sheets for its postretirement benefit obligation (in thousands):

                                                                           OCTOBER 25,  OCTOBER 26,
                                                                              1997        1996

       Accumulated postretirement benefit obligation:
         Retirees and dependents                                            $(3,843)    $(1,464)
         Fully eligible active plan participants                             (1,756)     (1,629)
         Other active participants                                           (3,135)     (3,224)
                                                                            -------     -------
                                                                             (8,734)     (6,317)
       Unrecognized net loss from past experience different
         from that assumed                                                    1,823          28
                                                                            -------     -------

       Accrued postretirement benefit cost in the consolidated
         balance sheets                                                     $(6,911)    $(6,289)
                                                                            =======     =======

9.    INCOME TAXES

      The income tax provision consists of the following for the 52 weeks ended 1997, 1996 and 1995 (in thousands):


                                                          1997        1996       1995

       Current tax provision:
         Federal                                        $ 4,118     $ 2,153    $   764
         State and local                                    117         630         89
                                                        -------     -------    -------
                 Total                                    4,235       2,783        853
       Deferred tax provision (benefit)                    (413)        825        700
                                                        -------     -------    -------

       Income tax provision                             $ 3,822     $ 3,608    $ 1,553
                                                        =======     =======    =======




      The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rate are as follows (in thousands):

                                                             1997       1996      1995

        Income tax provision at statutory rate             $ 3,988    $ 3,146   $ 1,266
        State tax provision - net of federal benefits          100        416        78
        Other - net                                           (266)        46       209
                                                           -------    -------   -------

        Income tax provision                               $ 3,822    $ 3,608   $ 1,553
                                                           =======    =======   =======


      During the 52 weeks ended 1997, 1996 and 1995 the Company paid (net of refunds received) approximately $4.6, $2.6 and $1.2 million in income taxes, respectively.

      The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                                 October 25,  October 26,
                                                                    1997         1996

       Current:
         Deductible temporary differences                         $  5,368     $  3,493
         Inventories                                                (4,329)        --
                                                                  --------     --------

       Total                                                      $  1,039     $  3,493
                                                                  ========     ========


       Long-term:
         Hourly retiree medical                                   $  2,677     $  2,453
         Deductible temporary differences                              714        1,627
         Property and equipment                                     (2,593)        (347)
         Intangible assets                                         (24,098)
                                                                  --------     --------

       Total                                                      $(23,300)    $  3,733
                                                                  ========     ========

      The temporary difference described above principally represent differences between the tax bases of assets (principally inventory, property and equipment) or liabilities (principally related to employee benefits, loss reserves and rental credits) and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively.

10.   DEBT

      SUMMARY - The Company's long-term debt consists of the following (in thousands):



                                                      OCTOBER 25,  OCTOBER 26,
                                                         1997         1996


      Term loans                                       $108,625     $ 52,600
      Senior Subordinated Notes                         140,000
      Subordinated loan                                               50,000
      Notes payable                                                    5,007
      Other                                                 237
                                                       --------     -------
             Total borrowings                           248,862      107,607
      Current maturities                                 (6,904)      (4,500)
                                                       --------     --------

      Long-term portion                                $241,958     $103,107
                                                       ========     ========


      CREDIT FACILITY AND TERM LOANS - In July 1997, the Company refinanced its Old Credit Facility with the New Credit Facility, consisting of a seven-year $100.0 million term loan, a seven-year $20.0 million revolving credit facility and a seven-year $15.0 million Delayed Draw Acquisition Loan. In connection with the July refinancing, the Company recorded an extraordinary charge of $2.5 million, consisting primarily of the write-off of unamortized financing costs related to its Old Credit Facility.

      On September 26, 1997, the Company amended the New Credit Facility to allow for, among other things, the acquisition of Carter and the issuance of the Senior Subordinated Notes. Under the Amended Credit Facility, the Company has $110.0 million principal amount of Term Loans, of which $108.6 million is outstanding at October 25, 1997, and also has available a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($19.7 million at October 25, 1997) is subject to a .50% commitment fee. The credit facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Argo-Tech) as well as the unearned shares of the Company's common stock held by the ESOP. The Amended Credit Facility contains a number of covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Amended Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company will be required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 25, 1997. Interest will be calculated, at the Company's choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate is not to exceed ABR plus 1.00% or LIBOR plus 2.00%.

      The Company had entered into three interest rate swap agreements with a financial institution which fixed the interest rate on the notional amounts of $20.0 million at 5.80% and $20.0 million at 5.715% through October 1997, and $30.0 million at 6.66% through October 2000. In July 1997, the Company refinanced its Old Credit Facility and unwound $40.0 million of the swap agreements which were to terminate in October 1997. The remaining $30.0 million swap was transferred to another financial institution which fixed the rate at 6.785% through October 2000. The gains/losses on the swap agreements were recognized as interest expense and amounted to a $0.1 million gain in fiscal year 1995, a $0.4 million loss in fiscal year 1996 and a $0.3 million loss in fiscal year 1997. The Company has no other derivative financial instruments.

      SENIOR SUBORDINATED NOTES - The 8-5/8% Senior Subordinated Notes due 2007 (the "Notes") were issued by the Company on September 26, 1997. Proceeds from the offering, together with a portion of the borrowings under the Amended Credit Facility, were used (i) to finance the acquisition of Carter; (ii) to repay in full $46.1 million in existing notes and; (iii) to pay fees and expenses incurred in connection with the acquisition.

      Interest on the Notes will be payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998. The Notes will mature on October 1, 2007. Except as described below, the Company may not redeem the Notes prior to October 1, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the redemption prices at the time, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to October 1, 2000, the Company may, subject to certain requirements, redeem up to 33-1/3% of the original aggregate principal amount of the Notes with net cash proceeds of one or more public equity offerings by the Company, at a redemption price equal to 108.625% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 66-2/3% of the original aggregate principal amount of the Notes remains outstanding immediately after each such redemption.

      The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company.

      SUBORDINATED LOAN - The Subordinated loan, which was due October 28, 2000, and was guaranteed by the parent company of the majority shareholder of the Company and was subordinate to the amounts payable under the Old Credit Facility, was refinanced with proceeds from the New Credit Facility in July, 1997. The Subordinated loan was payable to the financial institution which provided the Company's credit facility and bore interest at the Company's option equal to (1) the LIBOR Rate for Eurodollar Loans plus 1% or (2) the higher of the overnight federal funds rate or the prime rate.

      NOTES PAYABLE - The repayment of the notes payable, which were due on October 28, 2000, was subordinate to the Company's other long-term debt. Interest on the notes was payable at the prime rate. The notes payable were repaid in September, 1997 with proceeds from the Senior Subordinated Notes.

      ANNUAL MATURITIES AND INTEREST PAYMENTS - The maturities of the Company's long-term debt during each of the next five fiscal years are as follows (in thousands):


       FISCAL YEAR                                            AMOUNT

       1998                                                 $  6,904
       1999                                                    6,899
       2000                                                   10,885
       2001                                                   13,576
       2002                                                   21,722
       Thereafter                                            188,876
                                                             -------

       Total                                                $248,862
                                                            ========


      The total interest paid during the 52 weeks ended 1997, 1996 and 1995 was $12.5 million, $9.2 million and $9.8 million, respectively.

11.   REDEEMABLE STOCK

      Redeemable preferred stock of AT Holdings consisted of $1 par value Series A Cumulative Redeemable Preferred Stock. The preferred stock was to be redeemed by December 24, 2000 at a liquidation preference of $25.9 million ($100 per share) plus accrued dividends. All of the preferred stock was redeemable prior to December 24, 2000 upon a change in the control of the Company (as defined) and up to $10 million was redeemable from the proceeds from certain sales of the Company's real estate, including the Euclid, Ohio facility. Under the terms of the Company's articles of incorporation and by-laws, no additional shares of preferred stock were available for issuance.

      Dividends were accrued at an annual rate of 9.33% (based on a $100 per share value), compounded quarterly. Dividends accrued during the period December 24, 1990 through December 24, 1997 may be paid at any time prior to December 24, 2000. At October 26, 1996, dividends of $17.8 million were accrued on the preferred stock and included in other long-term liabilities on the accompanying consolidated balance sheets.

      In March 1997, the Company redeemed all of its preferred stock and paid the accrued dividends in exchange for $41.1 million of subordinated notes and cash of $4.1 million. The $41.l million in subordinated notes were repaid in full in September 1997 with proceeds from the issuance of $140.0 million in Senior Subordinated Notes (Note 10).

      Redeemable common stock represents a right (a "put") that management shareholders have to require the Company to repurchase shares of common stock at the greater of their fair market value or $40 per share, subject to certain limitations through April 30, 2004. There were 67,059 and 69,363 of these shares outstanding at October 25, 1997 and October 26, 1996, respectively.

12.   RELATED PARTY TRANSACTIONS

      Management fees and out-of-pocket expenses were charged to operations in accordance with the provisions of a management agreement between the Company and a related party. Fees payable to the parent company of the majority shareholder for the guarantee of the Company's subordinated loan were charged to operations. The total related party fees charged to operations during the 52 weeks ended 1997, 1996 and 1995 approximated .6%, .8% and 1.0% of net revenues, respectively. In addition, during the 52 weeks ended 1997, 1996 and 1995 sales of $25.9 million, $21.1 million and $17.4 million, respectively, were made to a related party.

13.   MAJOR CUSTOMERS AND EXPORT SALES

      During the 52 weeks ended 1997, 1996 and 1995, the Company had revenues in excess of 10% from the following customers (in thousands):

                                                       1997        1996        1995

       Customer A                                   $25,896     $21,167     $17,444
       Customer B                                    14,562      16,177      12,172
       Customer C                                    12,740        --          --



      During the 52 weeks ended 1997, 1996 and 1995, export sales to foreign customers were comprised of the following (in thousands):

                                                                1997        1996        1995

       Europe                                                 $18,786     $13,158     $10,096
       All others (individually less than 10%)                 40,707      30,911      27,437
                                                              -------     -------     -------

                 Total                                        $59,493     $44,069     $37,533
                                                              =======     =======     =======


14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company has various financial instruments, including cash and short-term investments, interest rate swaps and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies which require judgment. The Company believes that the carrying values of these financial instruments approximate their fair value.

15.   CONTINGENCIES

      ENVIRONMENTAL MATTERS - The soil and groundwater at the Company's Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because the Company has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of the Company's management, the ultimate outcome is not expected to materially affect the Company's financial condition, results of operations or liquidity.

      OTHER MATTERS - The Company is subject to various legal actions and other contingencies. In the opinion of the Company's management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect the Company's financial condition, results of operations or liquidity.

16.   NEW ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company will adopt this standard during fiscal 1999. Such adoption is not expected to have a material effect on the Company.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments such as a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company will adopt this standard during fiscal 1999. Such adoption is not expected to have a material effect on the Company.

                                   * * * * * *

                                  EXHIBIT INDEX
 EXHIBIT
 NUMBER                  DESCRIPTION OF DOCUMENT
------------------------------------------------------------------
 3.1          Restated Certificate of Incorporation of the Company
              (incorporated herein by reference to Exhibit 3.1 of the Company's
              Registration Statement on form S-1, filed October 17, 1997, SEC
              File No. 333-38223).

 3.2 By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

 4.1          Indenture dated September 26, 1997, between the Company, the
              Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior
              Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223). .

 4.2          Form of Global Exchange Note (included in Exhibit 4.1)
              (incorporated herein by reference to Exhibit 4.2 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).

 4.3          Exchange and Registration Rights Agreement dated September 26,
              1997, between the Company, the Subsidiary Guarantors and Chase
              Securities Inc. (incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).

*10.1 Form of Stay Pay and Severance Agreement dated June 6, 1996, by and among the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Yoichi Fujiki, Frances S. St. Clair,
              Paul R. Keen and David Chrencik) (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).

*10.2 Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).

*10.3 Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*10.4 Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).

*10.5         Argo-Tech Corporation Salaried Pension Plan, dated November 1,
              1995 (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333- 38223).

*10.6         First Amendment to Argo-Tech Corporation Salaried Pension Plan
              (incorporated herein by reference to Exhibit 10.6 of the Company's
              Registration Statement on form S-1, filed October 17, 1997, SEC
              File No. 333-38223).

*10.7         Argo-Tech Corporation Employee Stock Ownership Plan and Trust
              Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*10.8         First Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated October 26, 1994
              (incorporated herein by reference to Exhibit 10.8 of the Company's
              Registration Statement on form S-1, filed October 17, 1997, SEC
              File No. 333-38223).

*10.9         Second Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated May 9, 1996
              (incorporated herein by reference to Exhibit 10.9 of the Company's
              Registration Statement on form S-1, filed October 17, 1997, SEC
              File No. 333-38223)..

*10.10        Third Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated July 18, 1997
              (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223)..

                                       X-1


 EXHIBIT
   NO.                        DESCRIPTION
------------------------------------------------------------------
*10.11        Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit
              Plan, dated May 17, 1994 (incorporated herein by reference to
              Exhibit 10.11 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

 10.12        AT Holdings Corporation 1994 Stockholders' Agreement, dated May
              17, 1994 (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223)..

 10.13        First Amendment to AT Holdings Corporation 1994 Stockholders'
              Agreement, dated May 1, 1997 (incorporated herein by reference to Exhibit 10.13 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)..

 10.14        Second Amendment to AT Holdings Corporation 1994 Stockholders'
              Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.14 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223)..

 10.15        AT Holdings Corporation Supplemental Stockholders Agreement, dated
              May 17, 1994 (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).

 10.16        First Amendment to AT Holdings Corporation Supplemental
              Stockholders Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.16 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).

 10.17        Amendment, Termination and Release under Vestar/AT Holdings
              Corporation Stockholders' Agreement, dated May 17, 1994
              (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223).

 10.18        Consulting Agreement between the Company and Vestar Capital
              Partners dated May 17, 1994 (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*10.19 Form of Management Incentive Compensation Plan for key employees of the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).

*10.20        1991 Management Incentive Stock Option Plan, as amended, dated May
              16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223).

*10.21        Form of Stock Option Agreement in connection with the Management
              Incentive Stock Option Plan, as amended, between the Company and all members of the Company's Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).

*10.22        1991 Performance Stock Option Plan, as amended, dated May 16, 1997
              (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223).

*10.23        Form of Stock Option Agreement in connection with the 1991
              Performance Stock Option Plan, as amended, between the Company and certain key employees (incorporated herein by reference to Exhibit
              10.23 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).

 10.24 Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between the Company and Chase Manhattan Bank
              (incorporated herein by reference to Exhibit 10.24 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223).

 10.25        Distributorship Agreement, dated December 24, 1990, between the
              Company, Yamada Corporation and Vestar Capital Partners, Inc.
              (incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223).


 EXHIBIT
   NO.                     DESCRIPTION
------------------------------------------------------------------
 10.26        Japan Distributorship Agreement, dated December 24, 1990, between the Company, Aerotech World Trade Corporation, Yamada Corporation,
              Yamada International Corporation and Vestar Capital Partners, Inc.
              (incorporated herein by reference to Exhibit 10.26 of the
              Company's Registration Statement on form S-1, filed October 17,
              1997, SEC File No. 333-38223).

 10.27        Stock Purchase Agreement, dated August 1, 1997, between the
              Company, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee,
              Edith T. Derbyshire, Individually and as Trustee, Harry S.
              Derbyshire, Individually and as Trustee, Michael Veloz, Katherine
              Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*10.28        Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing
              Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).

*10.29 Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

 10.30        Agreement of Purchase and Sale between Agnem Holdings, Inc. and
              TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company's Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

 12           Statement regarding computation of ratios.

 21           List of Subsidiaries (incorporated herein by reference to Exhibit
              21 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).

 24           Power of Attorney.


              * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to
                    Item 14(c) of this Report.