Form 10-Q
period 1998-01-31
ARGO TECH CORP
filed 1998-03-16
CIK 1047837

         SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549

         FORM 10-Q


         (Mark One)

          x   Quarterly report pursuant to Section 13 or 15(d) of the Securities
         ---
              Exchange Act of 1934

         ---  For the quarterly period ended January 31, 1998, or

         --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from______ to______.


         Commission file number 333-38223

                              ARGO-TECH CORPORATION
             (Exact name of registrant as specified in its charter)



                       Delaware                            31-1521125
            (State or other jurisdiction of             (I.R.S. employer
            incorporation or organization)              identification no.)



                  23555 Euclid Avenue
                  Cleveland, Ohio                             44117
            (Address of principal executive offices)        (Zip code)

           (216) 692-6000
           (registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         yes  x   no
             ---     ---

                  All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

                  As of March 10, 1998, 3,000 shares of the registrant's common stock, $.01 par value, were outstanding.



                                      INDEX


                                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets as of January 31, 1998 and October 25, 1997                 3

     Consolidated Statements of Net Income for the 14 weeks ended January 31, 1998
         and February 1, 1997                                                                4

     Consolidated Statements of Cash Flows for the 14 weeks ended January 31, 1998
         and February 1, 1997                                                                5

     Notes to Consolidated Financial Statements                                          6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                             8 - 9

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                   10

Signature                                                                                   11


PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND OCTOBER 25, 1997
(In thousands, except share data)
                                                                 1998         1997
                                                              ---------    ---------
ASSETS                                                       (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                $  17,350    $   9,361
     Receivables, net                                            23,697       24,383
     Inventories                                                 35,400       38,354
     Deferred income taxes and prepaid expenses                   1,788        1,636
                                                              ---------    ---------
               Total current assets                              78,235       73,734
                                                              ---------    ---------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                                    35,784       37,181

GOODWILL, net of accumulated amortization                       120,318      121,191

INTANGIBLE ASSETS                                                59,242       60,245

OTHER ASSETS                                                      8,471        8,609
                                                              ---------    ---------
Total Assets                                                  $ 302,050    $ 300,960
                                                              =========    =========

LIABILITIES

CURRENT LIABILITIES:
     Current portion of long-term debt                        $   5,536    $   6,904
     Accounts payable                                             4,522        6,369
     Accrued liabilities                                         22,928       17,814
                                                              ---------    ---------
               Total current liabilities                         32,986       31,087
                                                              ---------    ---------
LONG-TERM DEBT, net of current maturities                       240,578      241,958

OTHER NONCURRENT LIABILITIES                                     29,978       32,137
                                                              ---------    ---------
               Total  Liabilities                               303,542      305,182
                                                              ---------    ---------
REDEEMABLE COMMON STOCK                                           4,813        3,932

SHAREHOLDERS' EQUITY/(DEFICIENCY):
     Common Stock, $.01 par value, authorized 3,000 shares;
        3,000 shares issued and outstanding
     Paid-in capital                                             11,457       11,452
     Accumulated deficit                                         (7,262)      (8,686)
     Unearned ESOP Shares                                       (10,500)     (10,920)
                                                              ---------    ---------
               Total shareholders' equity/(deficiency)           (6,305)      (8,154)
                                                              ---------    ---------
Total Liabilities and Shareholders' Equity/(Deficiency)       $ 302,050    $ 300,960
                                                              =========    =========

The accompanying notes are an integral part of these statements.



ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE 14 WEEKS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997

(In thousands)
  UNAUDITED


                                           1998          1997
                                        --------      --------
Net Revenues                            $ 44,462      $ 25,191

Cost of Revenues                          27,482        15,152
                                        --------      --------

      Gross profit                        16,980        10,039
                                        --------      --------

Selling, general and administrative        5,347         2,412
Research and development                   1,740         2,081
Amortization of intangible assets          1,932           649
                                        --------      --------

      Operating expenses                   9,019         5,142
                                        --------      --------

Income from operations                     7,961         4,897
Interest expense                           6,084         2,616
Other, net                                  (202)         (124)
                                        --------      --------

Income before income taxes                 2,079         2,405
                                        --------      --------

Income tax provision                         643         1,062
                                        --------      --------

Net income                              $  1,436      $  1,343
                                        ========      ========


The accompanying notes are an integral part of these statements.


ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 14 WEEKS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997

(In thousands)
UNAUDITED
                                                                1998         1997
                                                             --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $  1,436      $  1,343
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation                                                 1,710         1,108
   Amortization of goodwill and deferred financing costs        2,198           952
   Compensation expense recognized in connection with
     employee stock ownership plan                              1,306         1,074
   Deferred income taxes                                         (257)         (291)

   Changes in operating assets and liabilities:
      Receivables                                                 686        (1,393)
      Inventories                                               2,954        (1,429)
      Prepaid expenses                                            107          (516)
      Accounts payable                                         (1,847)       (2,142)
      Accrued and other liabilities                             2,974          (392)
      Other, net                                                  (31)           36
                                                             --------      --------

   Net cash provided by (used in) operating activities         11,236        (1,650)
                                                             --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (313)         (407)
                                                             --------      --------
   Net cash used in investing activities                         (313)         (407)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt                                 (2,748)       (2,350)
   Payment of financing related fees                             (186)
                                                             --------      --------
   Net cash used in financing activities                       (2,934)       (2,350)


CASH AND CASH EQUIVALENTS:
  Net increase/(decrease) for the period                        7,989        (4,407)
  Balance, Beginning of period                                  9,361        13,556
                                                             --------      --------

  Balance, End of period                                     $ 17,350      $  9,149
                                                             ========      ========

The accompanying notes are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 14 WEEKS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997
------------------------------------------------------------

1.   BASIS OF PRESENTATION

    The principal operations of Argo-Tech Corporation (A Wholly-Owned Subsidiary of AT Holdings Corporation) and its Subsidiaries (the "Company" ) include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company's fiscal year ends on the last Saturday in October. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company's financial statements.

    Effective August 3, 1997, the Company established itself as a parent, holding company with 3 wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM) and Argo-Tech Corporation (Aftermarket). On September 26, 1997, the Company acquired a fourth wholly-owned operating guarantor subsidiary, J.C. Carter Company, Inc. ("Carter"). The Company has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements of the guarantor subsidiaries is not material to investors. All of the Company's subsidiaries are guarantors except two wholly-owned subsidiaries that have inconsequential assets, liabilities and equity. Their only operations are the result of intercompany activity which is immediately dividended back to the Company.

2.   UNAUDITED FINANCIAL INFORMATION

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 14 weeks ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

3.   INVENTORIES

    Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

                                                          January 31,   October 25,
                                                               1998          1997

Finished Goods                                              $  1,910      $  1,874
Work-in-process and purchased parts                           20,944        19,918
Raw materials and supplies                                    16,530        20,160
                                                            --------      --------
         Total                                                39,384        41,952
Reserve for excess and obsolete inventory                     (3,984)       (3,598)
                                                            --------      --------

Inventories - net                                           $ 35,400      $ 38,354
                                                            ========      ========

    The Carter inventory amounts included $6.3 million and $10.8 million at January 31, 1998 and October 25, 1997, respectively, which represents the unamortized portion of inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 -"Business Combinations." Based on Carter's inventory turnover rate, $4.5 million has been included in cost of revenues for the 14 week period ended January 31, 1998.

4.  CONTINGENCIES

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Argo-Tech Corporation ("Argo-Tech" or the "Company") is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. The Company provides a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Company is the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and is a leading supplier of airframe products and aerial refueling systems. The Company is also a leading manufacturer of components for ground fueling systems. On September 26, 1997 the Company acquired all the outstanding shares of J. C. Carter ("Carter"), a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps and ground fueling components.

         The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Argo-Tech's fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. Both of the fiscal quarters discussed consisted of 14 weeks.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 1998 AND FEBRUARY 1, 1997

         Net revenues for the first quarter of 1998 increased $19.3 million, or 76.6%, to $44.5 million from $25.2 million in the first quarter of 1997. This increase was primarily due to $12.1 million in revenues generated by Carter, which was not part of the Company in the first quarter of 1997, and an increase in sales volume in the Company's other aerospace products and services.

         Gross profit for the first quarter of 1998 increased $7.0 million, or 70.0%, to $17.0 million from $10.0 million in the first quarter of 1997 due to the inclusion of Carter and increased sales of Argo-Tech's aerospace products, offset by $4.5 million of amortization related to the step-up of Carter inventory to fair market value. Gross margin for the first quarter of 1998 decreased to 38.2% from 39.8% for the first quarter of 1997 due to amortization related to the step-up of Carter inventory, partially offset by favorable Carter sales mix and improved operating efficiency in the Cleveland manufacturing operations.

         Operating expenses for the first quarter of 1998 increased $3.9 million, or 76.5%, to $9.0 million from $5.1 million in the first quarter of 1997. This increase is primarily attributable to additional operating expenses and amortization of intangible assets related to Carter, offset by a decrease in customer directed research and development expense.

         Income from operations for the first quarter of 1998 increased $3.1 million, or 63.3%, to $8.0 million from $4.9 million in the first quarter of 1997. The change was primarily a result of higher sales volume of aerospace products and services.

         Interest expense for the first quarter of 1998 increased $3.5 million, or 134.6%, to $6.1 million from $2.6 million in the first quarter of 1997 due to an increase in debt in connection with the acquisition of Carter, the repurchase of all of the outstanding preferred stock of the Company in March 1997 and an increase in the average interest rate.

         The income tax provision for the first quarter of 1998 of $0.6 million represents an effective tax rate of 30.9% compared to 44.1% for the first quarter of 1997, primarily due to a reduction in taxable income subject to state and local taxes and an increase in the Company's foreign sales corporation earnings, which are subject to lower tax rates.

         Net income for the first quarter of 1998 increased $0.1 million, or 7.7%, to $1.4 million from $1.3 million in the first quarter of 1997, primarily due to the revenue and expense factors discussed above.



LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech's primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

         Cash for the period ended January 31, 1998 increased $8.0 million, primarily due to improved operating results and favorable changes in receivables, inventory, and accrued liabilities offset by a decrease in accounts payable and the repayment of long-term debt.

         Capital expenditures for the first quarter of 1998 totaled $0.3 million compared to $0.4 million for the first quarter of 1997. The Company expects to incur capital expenditures of approximately $4.7 million for the remainder of fiscal year 1998, related to the continued maintenance of facilities and equipment to support current operating activities.

         Long-term debt at the end of the first quarter of 1998 consisted of $105.9 million principal amount of term loans and $140.0 million principal amount of Senior Subordinated Debt. Payments of $2.7 million were made on term loans in the first quarter of 1998, which included a prepayment of $1.4 million as a result of the Company's excess cash flow, as defined in the amended credit facility, at October 25, 1997. The Company has available, after $0.4 million of letters of credit, a $19.6 million revolving credit facility. As of January 31, 1998, there were no borrowings on the revolving credit facility. The amended credit facility contains no restrictions on the ability of the Company's subsidiaries to make distributions to the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by the Company, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: the Company's dependence on the aerospace industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with the Company's workforce, suppliers, and future acquisitions.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits - None

         (b) Reports - No reports on Form 8-K have been filed during the quarter ended January 31, 1998.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  March 13, 1998           ARGO-TECH CORPORATION



                                         By: /s/ Yoichi Fujiki
                                            -------------------
                                               Yoichi Fujiki
                                               Vice President and Treasurer
                                               (Duly Authorized Officer)



                                         By: /s/  Paul A. Sklad
                                            -------------------
                                               Paul A. Sklad
                                               Manager, Financial Accounting
                                               (Principal Accounting Officer)