Form 10-Q
period 1998-05-02
ARGO TECH CORP
filed 1998-06-16
CIK 1047837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended May 2, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from ________ to ________.

                        Commission file number 333-38223

                             ARGO-TECH CORPORATION
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)
                                   31-1521125
                      (I.R.S. employer identification no.)

                              23555 EUCLID AVENUE
                                CLEVELAND, OHIO
                    (Address of principal executive offices)
                                     44117
                                   (Zip code)

                                 (216) 692-6000
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES ____ NO

     All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

     As of May 26, 1998, 3,000 shares of the registrant's common stock, $.01 par value, were outstanding.

                                     INDEX

                                                                PAGE NO.
                                                                --------
PART I -- FINANCIAL INFORMATION
Item 1 -- Financial Statements (Unaudited)
  Consolidated Balance Sheets as of May 2, 1998 and October
     25, 1997...............................................         3
  Consolidated Statements of Operations for the 27 weeks and
     13 weeks ended May 2, 1998 and May 3, 1997.............         4
  Consolidated Statements of Cash Flows for the 27 weeks
     ended May 2, 1998 and May 3, 1997......................         5
  Notes to Consolidated Financial Statements................       6-7
Item 2 -- Management's Discussion and Analysis of Financial
  Condition and Results of Operations.......................      8-10
PART II -- OTHER INFORMATION
Item 6 -- Exhibits and Reports on Form 8-K..................        11
Signature...................................................        12

PART I -- FINANCIAL INFORMATION

                     ARGO-TECH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MAY 2,       OCTOBER 25,
                                                                 1998           1997
                                                              -----------    -----------
                                                              (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $  1,921      $     9,361
  Receivables, net..........................................     22,906           24,383
  Inventories...............................................     32,790           38,354
  Deferred income taxes and prepaid expenses................      4,795            1,636
                                                               --------      -----------
          Total current assets..............................     62,412           73,734
                                                               --------      -----------
PROPERTY AND EQUIPMENT, net of accumulated depreciation.....     34,843           37,181
GOODWILL, net of accumulated amortization...................    119,477          121,191
INTANGIBLE ASSETS...........................................     58,235           60,245
OTHER ASSETS................................................      8,368            8,609
                                                               --------      -----------
          Total Assets......................................   $283,335      $   300,960
                                                               ========      ===========
LIABILITIES
CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $  4,758      $     6,904
  Accounts payable..........................................      5,947            6,369
  Accrued liabilities.......................................     17,906           17,814
                                                               --------      -----------
          Total current liabilities.........................     28,611           31,087
                                                               --------      -----------
LONG-TERM DEBT, net of current maturities...................    224,973          241,958
OTHER NONCURRENT LIABILITIES................................     31,526           32,137
                                                               --------      -----------
          Total Liabilities.................................    285,110          305,182
                                                               --------      -----------
REDEEMABLE COMMON STOCK.....................................      4,813            4,813
REDEEMABLE ESOP STOCK.......................................     29,738           29,826
  Unearned ESOP stock.......................................    (10,080)         (10,920)
                                                               --------      -----------
                                                                 19,658           18,906
SHAREHOLDERS' EQUITY/(DEFICIENCY):
     Common Stock, $.01 par value, authorized 3,000 shares;
      3,000 shares issued and outstanding
     Paid-in capital........................................         --               --
     Accumulated deficit....................................    (26,246)         (27,941)
                                                               --------      -----------
          Total shareholders' equity/(deficiency)...........    (26,246)         (27,941)
                                                               --------      -----------
Total Liabilities and Shareholders' Equity/(Deficiency).....   $283,335      $   300,960
                                                               ========      ===========

The accompanying notes are an integral part of these statements.

                     ARGO-TECH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                   27 WEEKS ENDED                13 WEEKS ENDED
                                             MAY 2, 1998    MAY 3, 1997    MAY 2, 1998    MAY 3, 1997
                                             -----------    -----------    -----------    -----------
                                                                   (UNAUDITED)
Net Revenues...............................    $85,835        $53,159        $41,373        $27,968
Cost of Revenues...........................     55,500         31,891         28,018         16,739
                                               -------        -------        -------        -------
  Gross profit.............................     30,335         21,268         13,355         11,229
                                               -------        -------        -------        -------
Selling, general and administrative........     11,430          4,895          6,083          2,483
Research and development...................      3,091          3,569          1,351          1,488
Amortization of intangible assets..........      3,755          1,255          1,823            606
                                               -------        -------        -------        -------
  Operating expenses.......................     18,276          9,719          9,257          4,577
                                               -------        -------        -------        -------
Income from operations.....................     12,059         11,549          4,098          6,652
Interest expense...........................     11,337          5,640          5,253          3,024
Other, net.................................       (216)          (237)           (14)          (113)
                                               -------        -------        -------        -------
Income (loss) before income taxes..........        938          6,146         (1,141)         3,741
                                               -------        -------        -------        -------
Income tax provision (benefit).............        477          2,643           (166)         1,581
                                               -------        -------        -------        -------
Net income (loss)..........................    $   461        $ 3,503        $  (975)       $ 2,160
                                               =======        =======        =======        =======

The accompanying notes are an integral part of these statements.

                     ARGO-TECH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               MAY 2,      MAY 3,
                                                                1998        1997
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $    461    $  3,503
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation..............................................     3,399       2,258
  Amortization of goodwill and deferred financing cost......     4,267       1,839
  Compensation expense recognized in connection with
     employee stock ownership plan..........................     2,057       1,689
  Amortization of inventory step-up.........................     8,976          --
  Deferred income taxes.....................................    (4,482)       (440)
  Changes in operating assets and liabilities:
     Receivables............................................     1,477      (1,316)
     Inventories............................................    (3,412)     (1,938)
     Prepaid expenses.......................................        59        (258)
     Account payable........................................      (423)     (1,544)
     Accrued and other liabilities..........................       609         278
     Other, net.............................................       136        (186)
                                                              --------    --------
  Net cash provided by operating activities.................    13,124       3,885
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (1,061)       (798)
                                                              --------    --------
  Net cash used in investing activities.....................    (1,061)       (798)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowing of long-term debt....................        --      41,100
  Repayment of long-term debt...............................   (19,131)     (3,200)
  Redemption of redeemable preferred stock..................        --     (25,908)
  Payment of redeemable preferred dividends.................        --     (19,298)
  Payment of financing related fees.........................      (372)         --
                                                              --------    --------
  Net cash used in financing activities.....................   (19,503)     (7,306)
CASH AND CASH EQUIVALENTS:
Net decrease for the period.................................    (7,440)     (4,219)
Balance, Beginning of period................................     9,361      13,556
                                                              --------    --------
Balance, End of period......................................  $  1,921    $  9,337
                                                              ========    ========

The accompanying notes are an integral part of these statements.

                     ARGO-TECH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE 27 WEEKS ENDED MAY 2, 1998 AND MAY 3, 1997
                                  (UNAUDITED)

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

2. UNAUDITED FINANCIAL INFORMATION

     The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 27 weeks ended May 2, 1998 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

     Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value.

     Inventories consist of the following (in thousands):

                                                              MAY 2,     OCTOBER 25,
                                                               1998         1997
                                                              -------    -----------
Finished Goods..............................................  $ 2,037      $ 1,874
Work-in-process and purchased parts.........................   22,905       19,918
Raw materials and supplies..................................   12,196       20,160
                                                              -------      -------
          Total.............................................   37,138       41,952
Reserve for excess and obsolete inventory...................   (4,348)      (3,598)
                                                              -------      -------
Inventories -- net..........................................  $32,790      $38,354
                                                              =======      =======

     The Carter inventory amounts included $1.7 million and $10.8 million at May 2, 1998 and October 25, 1997, respectively, which represents the unamortized portion of inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 -- "Business Combinations."

                     ARGO-TECH CORPORATION AND SUBSIDIARIES
             (A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE 27 WEEKS ENDED MAY 2, 1998 AND MAY 3, 1997 -- (CONTINUED)
                                  (UNAUDITED)

Based on Carter's inventory turnover rate, $9.0 million has been included in cost of revenues for the 27 week period ended May 2, 1998.

4. CONTINGENCIES

     Environmental Matters -- The soil and groundwater at the Company's Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because the Company has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of the Company's management, the ultimate outcome is not expected to materially affect the Company's financial condition, results of operations or liquidity.

     Other Matters -- The Company is subject to various legal actions and other contingencies. In the opinion of the Company's management, after reviewing the information which is currently available with respect to such matters and consulting with the Company's legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect the Company's financial condition, results of operations or liquidity.

5. PROPOSED PUBLIC OFFERING AND BENEFITS RESTRUCTURING

     The Company's parent anticipates making an initial public offering of the parent's common stock in an underwritten public offering expected to occur later this year. A wholly owned subsidiary of the Company's parent, Argo-Tech Group, Inc., has filed a registration statement with respect to such offering with the Securities and Exchange Commission. In connection with such offering, the Company's parent would merge with and into Argo-Tech Group, Inc., with Argo-Tech Group, Inc. becoming the Company's parent. Such offer shall only be made pursuant to a prospectus, and this periodic report shall not be deemed to be an offer or solicitation of an offer to buy any of the parent's securities.

     In connection with the parent's initial public offering, the Company's existing stock based compensation plans will be modified or terminated.

     It is anticipated that the Company will elect to (i) terminate its Employee Stock Ownership Plan ("ESOP"), (ii) grant all remaining stock appreciation rights ("SARs") outstanding under its SAR Plan, (iii) immediately vest all granted stock options and SARs and (iv) terminate the SAR Plan and supplemental employee retirement plan ("SERP"). The Company will also recognize compensation expense for the SERP in connection with the termination of the ESOP. The Company expects that these actions will result in a non-recurring charge of $25.2 million ($25.2 million after-tax). The ESOP termination will result in the repayment of the $10.9 million ESOP Loan to the Company through and return of 779,998 shares of the parent's common stock. The Company will also allow management to purchase an aggregate of 295,050 shares of the parent's common stock at the initial public offering price in settlement of SAR Plan and SERP liability. Finally, in connection with the termination of the ESOP and the SAR Plan, the Company anticipates that it will grant options to acquire an aggregate of 878,412 shares of parent common stock to the 308 participating employees.

     The Company anticipates that the net proceeds from its parent's initial public offering would be used to repay bank debt under the Company's credit facility. The Company expects to subsequently reborrow some or all of the available amounts under its credit facility.

     The foregoing statements are forward-looking statements and there can be no assurance that the Company's parent's initial public offering will be consummated or that any proceeds will be used to repay any portion of the Company's indebtedness.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     Argo-Tech Corporation ("Argo-Tech" or the "Company") is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. The Company provides a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Company is the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and is a leading supplier of airframe products and aerial refueling systems. The Company is also a leading manufacturer of components for ground fueling systems. On September 26, 1997 the Company acquired all the outstanding shares of J.C. Carter ("Carter"), a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps and ground fueling components.

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Argo-Tech's fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

RESULTS OF OPERATIONS FOR THE 13 WEEK PERIOD ENDED MAY 2, 1998 COMPARED WITH THE 13 WEEK PERIOD ENDED MAY 3, 1997

     Net revenues for the 13 week period ended May 2, 1998 increased $13.4 million, or 47.9%, to $41.4 million from $28.0 million for the 13 week period ended May 3, 1997. This increase was primarily due to the acquisition of Carter in September 1997 and increased customer demand in the ATC OEM and commercial aftermarket product lines. Revenues attributed to Carter in the 13 week period ended May 2, 1998, were $12.6 million, or 94.0% of the net revenue increase. ATC commercial OEM revenues increased $.6 million, or 7.6%, to $8.5 million and commercial aftermarket revenues increased $.3 million, or 1.9% to $16.5 million in the 13 week period ended May 2, 1998 due to continued strength in airline traffic and airline capital spending. ATC military revenues of $2.5 million and industrial and other revenues of $1.4 million in the 13 week period ended May 2, 1998 were unchanged from the prior comparable period.

     Gross profit for the 13 week period ended May 2, 1998 increased $2.2 million, or 19.6%, to $13.4 million from $11.2 million in the 13 week period ended May 3, 1997 due to the inclusion of Carter, increased ATC aerospace revenues and improved operating efficiency in the Cleveland facility, offset by $4.5 million of amortization related to the step-up of Carter inventory to fair market value. Gross margin for the 13 week period ended May 2, 1998 decreased to 32.3% from 40.0% for the 27 week period ended May 3, 1997 due to amortization related to the step-up of Carter inventory to fair value, partially offset by favorable Carter sales mix and improved operating efficiency in the Cleveland facility manufacturing operations. Excluding the $4.5 million charge for amortization related to the step-up of inventory to fair value in connection with the Acquisition, gross margin increased to 43.2% for the 13 week period ended May 2, 1998.

     Operating expenses for the 13 week period ended May 2, 1998 increased $4.7 million, or 102.2%, to $9.3 million from $4.6 million in the 13 week period ended May 3, 1997. This increase is primarily attributable to the inclusion of Carter operating expenses and amortization of intangible assets which totaled $4.7 million and an increase of $0.5 million in ATC expenses related to acquisition expenses and the implementation of a stock appreciation rights plan offset by a decrease of $0.5 million in ATC customer directed research and development expense. Operating expenses as a percent of revenues increased to 22.4% for the 13 week period ended May 2, 1998 from 16.4% for the comparable period in 1997. Excluding the $1.2 million of Carter amortization of intangible assets, operating expenses as a percent of revenues would have been 19.6% for the 13 week period ended May 2, 1998.

     Income from operations for the 13 week period ended May 2, 1998 decreased $2.5 million, or 37.9%, to $4.1 million from $6.6 million in the 13 week period ended May 3, 1997. This decrease was primarily due to the amortization related to the step-up of Carter inventory to fair market value and amortization of Carter intangible assets, offset by the inclusion of Carter operating results, increased ATC aerospace sales and improved operating efficiency in the Cleveland facility. As a percent of revenues, income from operations for the 13 week period ended May 2, 1998 decreased to 9.9% from 23.6% for the 13 week period ended May 3, 1997. Excluding the $4.5 million charge for amortization related to the step-up of inventory to fair value in connection with the Acquisition, income from operations as a percent of revenues decreased to 20.8%.

     Interest expense for the 13 week period ended May 2, 1998 increased $2.2 million, or 73.3%, to $5.2 million from $3.0 million for the 13 week period ended May 3, 1997 primarily due to the issuance of the Senior Subordinated Notes in connection with the acquisition of Carter in September 1997, the repurchase of all of the outstanding preferred stock of the Company in March, 1997, and an increase in the average interest rate.

     The income tax provision for the 13 week period ended May 2, 1998 decreased $1.7 million, or 106.3%, to a tax benefit of $0.2 million from a tax expense of $1.5 million in the 13 week period ended May 3, 1997 due to a pre-tax loss of $1.1 million for the 13 week period ended May 2, 1998 as compared to income of $3.7 million for the 13 week period ended May 3, 1997.

     Net income for the 13 week period ended May 2, 1998 decreased $3.2 million, or 145.5%, to a $1.0 million net loss from $2.2 million net income for the 13 week period ended May 3, 1997 primarily due to the revenue and expense factors discussed above. Excluding the $4.5 million charge for amortization related to the step-up of inventory to fair value in connection with the Acquisition, net income would have been $1.7 million.

RESULTS OF OPERATIONS FOR THE 27 WEEK PERIOD ENDED MAY 2, 1998 COMPARED WITH THE 27 WEEK PERIOD ENDED MAY 3, 1997

     Net revenues for the 27 week period ended May 2, 1998 increased $32.6 million, or 61.3%, to $85.8 million from $53.2 million for the 27 week period ended May 3, 1997. This increase was primarily due to the acquisition of Carter in September 1997 and increased customer demand in the ATC commercial aftermarket and OEM product lines. Revenues attributable to Carter in the 27 week period ended May 2, 1998, were $24.6 million, accounting for 75.5% of the net revenue increase. ATC commercial aftermarket revenues increased $5.2 million, or 16.3%, to $37.1 million and commercial OEM revenues, exclusive of Carter, increased $1.6 million, or 11.0% to $16.1 million in the 27 week period ended May 2, 1998 due to continued strength in airline traffic and airline capital spending. ATC military revenues increased $1.4 million, or 35.0%, to $5.4 million, while other revenues declined $0.2 million, or 7.7% to $2.6 million, in the 27 week period ended May 2, 1998. The increase in military revenues was primarily due to increased F-15 foreign military shipments. The decline in other revenues was due to a planned reduction of services offered to Business Park tenants.

     Gross profit for the 27 week period ended May 2, 1998 increased $9.0 million, or 42.3%, to $30.3 million from $21.3 million in the 27 week period ended May 3, 1997 due to the inclusion of Carter, increased ATC aerospace revenues and improved operating efficiency in the Cleveland facility, offset by $9.0 million of amortization related to the step-up of Carter inventory to fair market value. Gross margin for the 27 week period ended May 2, 1998 decreased to 35.3% from 40.0% for the 27 week period ended May 3, 1997 due to amortization related to the step-up of Carter inventory to fair value, partially offset by favorable Carter sales mix and improved operating efficiency in the Cleveland Facility's manufacturing operations. Excluding the $9.0 million charge for amortization related to the step-up of inventory to fair value in connection with the Acquisition, gross margin increased to 45.8% for the 27 week period ended May 2, 1998.

     Operating expenses for the 27 week period ended May 2, 1998 increased $8.6 million, or 88.7%, to $18.3 million from $9.7 million in the 27 week period ended May 3, 1997. This increase was primarily attributable to the inclusion of Carter operating expenses and amortization of intangible assets, offset by a decrease in ATC customer directed research and development expense. Operating expenses as a percent of revenues increased to 21.3% for the 27 week period ended May 2, 1998 from 18.3% for the comparable period in 1997. Excluding the $2.5 million of Carter amortization of intangible assets, operating expenses as a percent of revenues would have been 18.4% for the 27 week period ended May 2, 1998.

     Income from operations for the 27 week period ended May 2, 1998 increased $0.5 million, or 4.3%, to $12.1 million from $11.6 million in the 27 week period ended May 3, 1997. This increase was primarily due to the inclusion of Carter, increased ATC aerospace sales and improved operating efficiency in the Cleveland Facility, offset by the amortization related to the step-up of Carter inventory to fair market value and amortization of Carter intangible assets. As a percent of revenues, income from operations for the 27 week period ended May 2, 1998 decreased to 14.0% from 21.7% for the 27 week period ended May 3, 1997. Excluding the $9.0 million charge for amortization related to the step-up of inventory to fair value in connection with the Acquisition, income from operations as a percent of revenues increased to 24.6%.

     Interest expense for the 27 week period ended May 2, 1998 increased $5.7 million, or 101.8%, to $11.3 million from $5.6 million for the 27 week period ended May 3, 1997 primarily due to the issuance of the Senior Subordinated Notes in connection with the acquisition of Carter in September 1997, the repurchase of all of the outstanding preferred stock of the Company in March, 1997, and an increase in the average interest rate.

     The income tax provision for the 27 week period ended May 2, 1998 decreased $2.1 million, or 80.8%, to $0.5 million from $2.6 million in the 27 week period ended May 3, 1997 attributable to a decrease of $5.2 million in pre-tax income, to $0.9 million for the 27 week period ended May 2, 1998 from $6.1 million for the 27 week period ended May 3, 1997.

     Net income for the 27 week period ended May 2, 1998 decreased $3.0 million, or 85.7%, to $0.5 million from $3.5 million for the 27 week period ended May 3, 1997 primarily due to the factors discussed above. Excluding the $9.0 million charge for amortization related to the step-up of inventory to fair value in connection with the Acquisition, net income increased 66.9% to $5.8 million.

     Fluctuations of Operating Results; Limitations of Quarterly Comparisons. The Company's results of operations are subject to fluctuations from quarter to quarter due to changes in demand for its products, changes in product mix and other factors. Demand for the Company's products can vary from quarter to quarter due to changes in demand for, and timing of deliveries of, OEM, aftermarket and military products and services. In particular, the timing of the Company's aftermarket sales tend not to occur on a predictable schedule and, furthermore, the sales tend to occur in large quantities which can significantly impact quarterly comparisons. In addition, net revenues of the Company's products in the third and fourth quarters can be lower than the first two quarters because of planned production shut downs at the Company's Cleveland Facility and holiday-related manufacturing facility shut downs by certain customers. These changes in product mix may cause margins to vary from quarter to quarter.

     For example, in the first fiscal quarter of 1998, the Company's sales were comparatively high due to large volumes shipped to a distributor. In addition, the sales for this period consisted of a comparatively high percentage of aftermarket sales. This combination of high-volume, high margin sales led to comparatively favorable results in the first quarter, despite the amortization charges relating to the Acquisition. However, in the second fiscal quarter of 1998, the Company's sales mix had a greater percentage of lower margin OEM sales and, as a result, operational expenses rose despite a drop in net revenues and the Company experienced a net loss of $975,000 for this quarterly period. A similar fluctuation occurred in the third fiscal quarter of 1997 when, due to comparatively high sales and a larger percentage of aftermarket sales, the Company's net income was unusually high.

     In addition, on September 26, 1997, ATC acquired all of the outstanding shares of Carter for $107.6 million, including acquisition costs. Carter's inventory was increased by $12.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 -- "Business Combinations." Based on Carter's inventory turnover rate, $1.5 million, $4.5 million and $4.5 million of this amount is included in cost of revenues for the fourth quarter of 1997 and the first and second quarters of 1998, respectively. In addition, $99.7 million of identified intangibles and goodwill are being amortized over an 8 to 40 year period. These amortizations increased operating expenses $0.4 million, $1.2 million and $1.3 million for the fourth quarter of 1997 and the first and second quarters of 1998, respectively.

     Accordingly, year-to-year and quarter-to-quarter comparisons of quarterly results may not be meaningful, and quarterly results during the year are not necessarily indicative of the results that may be expected for any future period or for the entire year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech's primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

     Cash for the period ended May 2, 1998 decreased $7.4 million, primarily due to the repayment of $19.1 million on term loans, an increase in inventory and a decrease in deferred tax liabilities offset by improved operating results and a favorable change in receivables.

     Capital expenditures for the 27 weeks ended May 2, 1998 totaled $1.1 million compared to $0.8 million for the 27 weeks ended May 3, 1997. The Company expects to incur capital expenditures of approximately $4.9 million for the remainder of fiscal year 1998, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

     Long-term debt at May 2, 1998 consisted of $89.5 million principal amount of term loans and $140.0 million principal amount of Senior Subordinated Debt. Payments of $19.1 million were made on term loans, which included scheduled payments of $2.7 million as well as prepayments of $1.4 million as a result of the Company's excess cash flow, as defined in the amended credit facility, at October 25, 1997 and $15.0 million as a voluntary prepayment. The Company has available, after $0.3 million of letters of credit, a $19.7 million revolving credit facility. As of May 2, 1998, there were no borrowings on the revolving credit facility. The amended credit facility contains no restrictions on the ability of the Company's subsidiaries to make distributions to the Company.

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

PART II -- OTHER INFORMATION

  Item 6 -- Exhibits and Reports on Form 8-K

     (a) Exhibits -- Schedule 27 -- Financial Data Schedule

     (b) Reports -- No reports on Form 8-K have been filed during the quarter ended May 2, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 1998                        ARGO-TECH CORPORATION

                                          By: /s/ YOICHI FUJIKI
                                            ------------------------------------
                                            Yoichi Fujiki
                                            Vice President and Treasurer
                                            (Duly Authorized Officer)

                                          By: /s/ PAUL A. SKLAD
                                            ------------------------------------
                                            Paul A. Sklad
                                            Controller
                                            (Principal Accounting Officer)