Form 10-K405/A
period 1997-10-25
ARGO TECH CORP
filed 1998-06-18
CIK 1047837

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-K/A


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


         Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirement for the past 90 days. Yes X   No
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




                                                                     FISCAL YEAR ENDED
                                                                     -----------------
                                                OCTOBER 25, OCTOBER 26, OCTOBER 28,   OCTOBER 29, OCTOBER 30,
                                                  1997(1)     1996(1)     1995(1)       1994(1)      1993
------------------------------------------------------------------------------------------------------------
                                                                   (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
  DATA:
   Net revenues                                 $ 117,086   $ 96,437     $ 86,671     $ 79,709     $ 88,484
   Gross profit                                    46,132     38,555       32,449       25,433       25,148
   Operating expenses                              19,466     19,307       17,390       14,789       14,497
                                          -----------------------------------------------------------------
   Income from operations                          26,666     19,248       15,059       10,644       10,651
   Interest expense                                12,827     10,138       11,924       10,117       10,371
   Other, net                                        (388)      (142)        (588)          75          127
   Income tax provision                             4,841      3,608        1,553          279           61
   Extraordinary loss(a)                            1,529         --           --           --           --
                                         ------------------------------------------------------------------
   Net income                            $       $  7,857   $  5,644     $  2,170     $    173     $     92
                                         ==================================================================

BALANCE SHEET DATA (AT END
  OF PERIOD):
   Total assets                                  $300,960   $167,106     $167,057     $183,826     $188,963
   Working capital                                 42,647     25,531       23,098       34,506       31,289
   Long-term debt (including
     current maturities)                          248,862    107,607      118,607      137,607      128,000
   Redeemable preferred stock                          --     25,908       25,908       25,908       24,400
   Redeemable common stock                          4,813      4,067        3,311        2,862           --
   Redeemable ESOP stock, net(c)                   18,906     11,974        5,767          680           --
   Shareholder's equity/
     (deficiency)(b)(c)                           (27,941)   (28,219)     (25,617)     (20,390)       1,245


(1) - As restated. See Note 17 in the Notes to the consolidated financial statements.

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

DEVELOPMENT EXPENSE TRENDS

         In connection with new aerospace product development programs, Argo-Tech incurs significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Prior to 1990, these engine and airframe OEMs reimbursed Argo-Tech for a majority of these research and development expenditures. Since 1990, commercial OEMs have significantly reduced, and in many cases eliminated, the reimbursement of these development programs, which has resulted in increased levels of research and development expenditures funded by Argo-Tech. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels.

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

YEAR 2000

The Company has initiated activities to identify actions necessary to become Year 2000 compliant, and where such actions have been identified, has begun to implement these actions to provide uninterrupted, normal operations of critical business systems before, during, and after the Year 2000. The Company is primarily using internal resources to make the required modifications and upgrades, and plans to complete the implementation of all significant applications by mid 1999. This schedule will allow the Company adequate time to assess and correct any significant issues that may materialize. Substantially all of the upgrades necessary to achieve Year 2000 compliance are being done in conjunction with normal upgrades and conversions of the Company's systems and are being expensed as incurred. Such costs are not expected to have a material adverse effect on the Company. In addition, the Company is actively working with its customers and suppliers to assess their compliance efforts, as well as the Company's potential exposure to the failure of such suppliers and customers to become Year 2000 compliant. While the Company believes that such exposure is minimal, there can be no assurance that the systems of suppliers and customers will be timely converted, or that the failure of such companies to complete the conversion process will not have a material adverse effect on the Company.


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

RISK FACTORS

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

                                                                                                                   ALL
                                                                                                                  OTHER
                                                                                                                 COMPEN-
                                                                    ANNUAL COMPENSATION                          SATION
NAME AND PRINCIPAL POSITION                              FISCAL YEAR      SALARY               BONUS             (1)(2)
----------------------------------------------------------------------------------------------------             ------

Michael S. Lipscomb                                           1997          $300,000           $168,228          $44,481
  Chairman, President and CEO                                 1996          $263,680           $120,075          $39,334


David Chrencik                                                1997          $140,856           $ 57,348          $ 4,959
  Vice President, Operations                                  1996          $126,022           $ 57,037          $ 4,457


Yoichi Fujiki                                                 1997          $137,640           $ 59,647          $27,264
  Vice President and Treasurer                                1996          $131,072           $ 49,654          $22,754


Paul R. Keen                                                  1997          $155,352           $ 66,691          $ 6,242
  Vice President, General Counsel                             1996          $146,552           $ 66,737          $ 5,574
   and Secretary

Frances S. St. Clair                                          1997          $140,856           $ 57,348          $ 3,784
  Vice President and CFO                                      1996          $126,022           $ 57,037          $ 3,436


(1)      Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named
         Executives in 1996 or 1997.

(2)      The amounts listed consist of the value of life insurance provided by the Company for the benefit of the Named
         Executives in excess of the value of life insurance provided by the Company for the benefit of all other salaried employees. For each of Mr. Lipscomb and Mr. Fujiki, the amounts listed also include $22,000 and $18,000 for fiscal year 1997 and 1996, respectively, paid as directors' fees.

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


         Generally Accepted Accounting Principles require that any third party borrowing by the ESOP be reflected as a liability on the Company's statement of financial condition. Since the ESOP is borrowing from the Company, such obligation is not treated as an asset of the Company, but will be deducted from ESOP Stock outstanding. If the ESOP purchases newly issued shares of Parent Stock from the Company, total stockholders' equity would neither increase nor decrease, but per share stockholders' equity and per share net earnings would decrease as the newly issued shares of Parent Stock are allocated to the ESOP participants.


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

  Compensation of Directors

         The Company pays each Director a quarterly fee of $2,500. Each director also receives $3,000 plus reasonable out-of-pocket expenses for each board meeting attended. Members of the Audit and the Compensation Committees of the Company receive $3,000 for attendance at a committee meeting that is not held on the same day as a meeting of the Board of Directors. Fees paid to Mr. Lipscomb and Mr. Fujiki are included in the Summary Compensation table. See "Executive Compensation."

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


                    27                  Financial Data Schedule.


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


                                        DATE: April __, 1998




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


           SIGNATURE                                         TITLE                                          DATE
           -----------------------------------------------------------------------------------------------------



         *                               Chairman, President and                                        April __, 1998
-------------------------------          Chief Executive Officer
Michael S. Lipscomb                      and Director (Principal
                                         Executive Officer)

/s/ Frances S. St. Clair                 Vice President and Chief Financial                             April __, 1998
-------------------------------          Officer (Principal Financial  Officer)
Frances S. St. Clair

         *                               Manager, Financial Accounting                                  April __, 1998
-------------------------------          (Principal Accounting Officer)
Paul A. Sklad

         *                               Director                                                       April __, 1998
-------------------------------
Remi de Chastenet

         *                               Director                                                       April __, 1998
-----------------------------------------
Thomas F. Dougherty

         *                               Director                                                       April __, 1998
-----------------------------------------
Yoichi Fujiki

         *                               Director                                                       April __, 1998
-----------------------------------------
Prakash A. Melwani

         *                               Director                                                       April __, 1998
-----------------------------------------
Robert Y. Nagata

         *                               Director                                                       April __, 1998
-----------------------------------------
Karl F. Storrie

*        The undersigned, by signing her name hereto, does sign and execute this Annual Report on Form 10-K/A pursuant to the Powers of Attorney executed by the above-named officers and Directors of the Company and filed with the
         Securities and Exchange Commission on behalf of such officers and Directors.



                                     By:  /s/ Frances S. St. Clair
                                          --------------------------------------
                                          FRANCES S. ST. CLAIR, ATTORNEY-IN-FACT

                     ARGO-TECH CORPORATION AND SUBSIDIARIES



         ANNUAL REPORT ON FORM 10-K/A: FISCAL YEAR ENDED OCTOBER 25, 1997



                            ITEM 8 AND ITEM 14(a)(1)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

INDEX TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------------------------------------------------

                                                                                                                 PAGE



INDEPENDENT AUDITORS' REPORT                                                                                     F-1




SOLIDATED BALANCE SHEETS
   AT OCTOBER 25, 1997 AND OCTOBER 26, 1996 (As Restated)                                                        F-2




CONSOLIDATED STATEMENTS OF NET INCOME
   FOR THE 52 WEEKS ENDED
   OCTOBER 25, 1997, OCTOBER 26, 1996 AND OCTOBER 28, 1995                                                       F-3




SOLIDATED STATEMENTS OF SHAREHOLDERS'
   EQUITY/(DEFICIENCY) FOR THE 52 WEEKS ENDED
   OCTOBER 25, 1997, OCTOBER 26, 1996 AND OCTOBER 28, 1995 (As Restated)                                         F-4




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


As discussed in Note 17, the accompanying consolidated financial statements have been restated.



/s/ Deloitte & Touche LLP



December 12, 1997 (June 12, 1998 as to Note 17)
Cleveland, Ohio


ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED BALANCE SHEETS
OCTOBER 25, 1997 AND OCTOBER 26, 1996
(IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------
ASSETS                                                        1997         1996
                                                          As Restated - See Note 17
CURRENT ASSETS:
  Cash and cash equivalents                                $   9,361    $  13,556
  Receivables, net                                            24,383       15,105
  Inventories                                                 38,354       15,637

  Deferred income taxes and prepaid expenses                   1,636        3,821
                                                           ---------    ---------


          Total current assets                                73,734       48,119
                                                           ---------    ---------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation                                                37,181       27,919

GOODWILL, net of accumulated amortization                    121,191       83,686

INTANGIBLE ASSETS                                             60,245

OTHER ASSETS                                                   8,609        7,382
                                                           ---------    ---------

Total Assets                                               $ 300,960    $ 167,106
                                                           =========    =========

LIABILITIES                                                   1997         1996

CURRENT LIABILITIES:
  Current portion of long-term debt                        $   6,904    $   4,500
  Accounts payable                                             6,369        4,556
  Accrued liabilities                                         17,814       13,532
                                                           ---------    ---------


          Total current liabilities                           31,087       22,588
                                                           ---------    ---------


LONG-TERM DEBT, net of current maturities                    241,958      103,107

OTHER NONCURRENT LIABILITIES                                  32,137       27,681
                                                           ---------    ---------

          Total Liabilities                                  305,182      153,376
                                                           ---------    ---------
REDEEMABLE PREFERRED STOCK                                                 25,908

REDEEMABLE COMMON STOCK                                        4,813        4,067

REDEEMABLE ESOP STOCK                                         29,826       24,574
  Unearned ESOP stock                                        (10,920)     (12,600)
                                                           ---------    ---------
                                                              18,906       11,974

COMMITMENTS AND CONTINGENCIES (Notes 10 and 15)

SHAREHOLDERS' EQUITY/(DEFICIENCY):
  Common stock, $.01 par value, authorized 3,000 shares;
    3,000 shares issued and outstanding
  Paid-in capital
  Accumulated deficit                                        (27,941)     (28,219)
                                                           ---------    ---------

          Total shareholders' equity/(deficiency)            (27,941)     (28,219)
                                                           ---------    ---------

Total Liabilities and Shareholders' Equity/(Deficiency)    $ 300,960    $ 167,106
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

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIENCY)
FOR THE 52 WEEKS ENDED OCTOBER 25, 1997, OCTOBER 26, 1996
AND OCTOBER 28, 1995
(IN THOUSANDS)
---------------------------------------------------------------------------------------------------

                                                                               UNEARNED
                                          COMMON     PAID-IN    ACCUMULATED      ESOP
                                           STOCK     CAPITAL      DEFICIT       STOCK        TOTAL

BALANCE, OCTOBER 29, 1994, As
  previously reported                    $   --     $ 13,505     $(14,393)     $(15,960)   $(16,848)
  Prior period adjustment
  (See Note 17)                                      (13,505)      (5,977)       15,960      (3,542)
                                         --------   ---------    --------      --------    --------
BALANCE, OCTOBER 29, 1994, As restated                            (20,390)                  (20,390)
  Net income                                                        2,170                     2,170
  Dividends on accrued preferred stock                             (3,509)                   (3,509)
  Accretion of redeemable common stock,
    As restated                                                      (449)                     (449)
  Accretion of ESOP stock, As restated                             (3,417)                   (3,417)
  Other, net                                                          (22)                      (22)
                                         --------   ---------    --------      --------    --------

BALANCE, OCTOBER 28, 1995, As restated                            (25,617)                  (25,617)
  Net income                                                        5,644                     5,644
  Dividends accrued on preferred stock                             (3,848)                   (3,848)
  Accretion of redeemable common stock,
    As restated                                                      (756)                     (756)
  Accretion of ESOP stock, As restated                             (3,878)                   (3,878)
  Other, net                                                          236                       236
                                         --------   ---------    --------      --------    --------

BALANCE, OCTOBER 26, 1996, As restated                            (28,219)                  (28,219)
  Net income                                                        7,857                     7,857
  Dividends accrued on preferred stock                             (1,527)                   (1,527)
  Accretion of redeemable common stock,
    As restated                                                      (746)                     (746)
  Accretion of ESOP stock, As restated                             (4,012)                   (4,012)
  Additional minimum pension liability                               (792)                     (792)
  Other, net                                                         (502)                     (502)
                                         --------   ---------    --------      --------    --------
BALANCE, OCTOBER 25, 1997, As restated   $   --     $   --       $(27,941)     $   --      $(27,941)
                                         ========   =========    ========      ========    ========


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



         (DOLLARS IN THOUSANDS)                             1997(A)           1996(B)

         Revenues                                           $160,102         $ 138,003
         Net income                                         $  7,091         $     274


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





17.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

      Subsequent to the issuance of the Company's fiscal year 1997, 1996 and 1995 financial statements, the Company's management determined that the Redeemable ESOP stock and all shares of Redeemable Common Stock should have been excluded from Shareholders' Equity/(Deficiency) due to the ability of the holders to "put", subject to certain restrictions, the shares to the Company and that the accretion of the Redeemable ESOP and Common Stock should have been charged to Accumulated Deficit in each period. As a result, Redeemable ESOP stock, Redeemable Common Stock, Paid-in Capital, Accumulated Deficit and Total Shareholders' Equity/(Deficiency) have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:


                                                1997                  1996                      1995                1994
                                         -------------------   ------------------      --------------------  ------------------
                                            As                    As                      As                     As
                                         Previously     As     Previously    As        Previously     As      Previously   As
                                         Reported    Restated  Reported   Restated     Reported    Restated   Reported    Restated
                                         ----------  --------  ---------- --------     ----------  --------   ----------  --------
At Fiscal Year End:
Redeemable common stock                   3,932       4,813      2,700      4,067
Redeemable ESOP stock                       --       29,826       --       24,574
Paid-in capital                          11,452         --      11,444        --        12,395        --       13,505        --
Accumulated deficit                      (8,686)    (27,941)   (13,722)   (28,219)     (15,754)   (25,617)    (14,393)    (20,390)
Total shareholders' equity/(deficiency)  (8,154)    (27,941)   (14,878)   (28,219)     (17,639)   (25,617)    (16,848)    (20,390)

For Fiscal Year Ended:
ESOP shares committed to be released      1,240         --         649        --           (10)       --
Accretion in redeemable common stock     (1,232)       (746)    (1,600)      (756)      (1,100)      (449)
Accretion in ESOP stock                     --       (4,012)       --      (3,878)         --      (3,417)



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


 27           Financial Data Schedule


              * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to
                    Item 14(c) of this Report.