Form 10-Q/A
period 1998-01-31
ARGO TECH CORP
filed 1998-06-18
CIK 1047837

         SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549

         FORM 10-Q/A


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



                                      INDEX


                                                                                       Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


     Consolidated Balance Sheets as of January 31, 1998 and October 25, 1997
         (As Restated)                                                                       3


     Consolidated Statements of Net Income for the 14 weeks ended January 31, 1998
         and February 1, 1997                                                                4

     Consolidated Statements of Cash Flows for the 14 weeks ended January 31, 1998
         and February 1, 1997                                                                5

     Notes to Consolidated Financial Statements                                          6 - 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                             8 - 9

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                   10

Signature                                                                                   11


PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED BALANCE SHEETS
JANUARY 31, 1998 AND OCTOBER 25, 1997
(In thousands, except share data)
(Unaudited)                                                      1998         1997
                                                              ---------    ---------
ASSETS                                                       As Restated - See Note 5

CURRENT ASSETS:
     Cash and cash equivalents                                $  17,350    $   9,361
     Receivables, net                                            23,697       24,383
     Inventories                                                 35,400       38,354
     Deferred income taxes and prepaid expenses                   1,788        1,636
                                                              ---------    ---------
               Total current assets                              78,235       73,734
                                                              ---------    ---------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                                    35,784       37,181

GOODWILL, net of accumulated amortization                       120,318      121,191

INTANGIBLE ASSETS                                                59,242       60,245

OTHER ASSETS                                                      8,471        8,609
                                                              ---------    ---------
Total Assets                                                  $ 302,050    $ 300,960
                                                              =========    =========

LIABILITIES

CURRENT LIABILITIES:
     Current portion of long-term debt                        $   5,536    $   6,904
     Accounts payable                                             4,522        6,369
     Accrued liabilities                                         22,928       17,814
                                                              ---------    ---------
               Total current liabilities                         32,986       31,087
                                                              ---------    ---------
LONG-TERM DEBT, net of current maturities                       240,578      241,958

OTHER NONCURRENT LIABILITIES                                     29,978       32,137
                                                              ---------    ---------
               Total  Liabilities                               303,542      305,182
                                                              ---------    ---------
REDEEMABLE COMMON STOCK                                           4,813        4,813

REDEEMABLE ESOP STOCK                                            29,826       29,826
     Unearned ESOP Stock                                        (10,500)     (10,920)
                                                              ----------   ---------
                                                                 19,326       18,906
SHAREHOLDERS' EQUITY/(DEFICIENCY):
     Common Stock, $.01 par value, authorized 3,000 shares;
        3,000 shares issued and outstanding                          --           --
     Paid-in capital                                                 --           --
     Accumulated deficit                                        (25,631)     (27,941)
                                                              ---------    ---------
               Total shareholders' equity/(deficiency)          (25,631)     (27,941)
                                                              ---------    ---------
Total Liabilities and Shareholders' Equity/(Deficiency)       $ 302,050    $ 300,960
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

5. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's fiscal first quarter 1998 financial statements, the Company's management determined that the Redeemable ESOP stock and all shares of Redeemable Common Stock should have been excluded from Shareholders' Equity/(Deficiency) due to the ability of the holders to "put", subject to certain restrictions, the shares to the Company and that the accretion of the Redeemable ESOP and Common Stock should have been charged to Accumulated Deficit in each period. As a result, Redeemable ESOP stock, Redeemable Common Stock, Paid-in Capital, Accumulated Deficit and Total Shareholders' Equity/(Deficiency) have been restated from the amounts previously reported. A summary of the significant effects of the restatement is as follows:

                               JANUARY 31, 1998                    OCTOBER 25, 1997
                               ----------------                    ----------------
                               AS                                   AS
                           PREVIOUSLY            AS            PREVIOUSLY           AS
                            REPORTED          RESTATED          REPORTED         RESTATED
                           ----------        ---------         ----------        --------
Redeemable common stock                                             3,932           4,813
Redeemable ESOP stock             --            29,826                 --          29,826
Paid-in capital               11,457                --             11,452              --
Accumulated deficit           (7,262)          (25,631)            (8,686)        (27,941)
Total shareholders' equity/   (6,305)          (25,631)            (8,154)        (27,941)
  (deficiency)

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

FLUCTUATIONS OF OPERATING RESULTS; LIMITATIONS OF QUARTERLY COMPARISONS

         The Company's results of operations are subject to fluctuations from quarter to quarter due to changes in demand for its products, changes in product mix and other factors. Demand for the Company's products can vary from quarter to quarter due to changes in demand for, and timing of deliveries of, OEM, aftermarket and military products and services. In particular, the timing of the Company's aftermarket sales tends not to occur on a predictable schedule and, furthermore, the sales tend to occur in large quantities which can significantly impact quarterly comparisons. In addition, net revenues of the Company's products in the third and fourth quarters can be lower than the first two quarters because of planned production shut downs at the Company's Cleveland Facility. These changes in product mix may cause margins to vary from quarter to quarter.

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

         In addition, on September 26, 1997, ATC acquired all of the outstanding shares of Carter for $107.6 million, including acquisition costs. Carter's inventory was increased by $12.2 million to record inventories at their fair value as of the date of the Acquisition in accordance with Accounting Principles Board Opinion No. 16 -- "Business Combinations." Based on Carter's inventory turnover rate, $1.5 million and $4.5 million of this amount is included in cost of revenues for the fourth quarter of 1997 and the first quarter of 1998, respectively. In addition, $99.7 million of identified intangibles and goodwill are being amortized over an 8 to 40 year period. These amortizations increased operating expenses by $0.4 million, and $1.2 million for the fourth quarter of 1997 and the first quarter of 1998, respectively.

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

         (a)      Exhibits - Schedule 27 - Financial Data Schedule

         (b) Reports - No reports on Form 8-K have been filed during the quarter ended January 31, 1998.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  June 16, 1998            ARGO-TECH CORPORATION



                                         By: /s/ Yoichi Fujiki
                                            -------------------
                                               Yoichi Fujiki
                                               Vice President and Treasurer
                                               (Duly Authorized Officer)



                                         By: /s/  Paul A. Sklad
                                            -------------------
                                               Paul A. Sklad
                                               Controller
                                               (Principal Accounting Officer)