Form 10-Q
period 1998-08-01
ARGO TECH CORP
filed 1998-09-14
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED AUGUST 1, 1998, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM____________ TO____________ .

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

          X   YES         NO
         ---         ----


     ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY AT HOLDINGS CORPORATION.

     AS OF AUGUST 31, 1998, 3,000 SHARES OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WERE OUTSTANDING.

                                      INDEX

                                                                       Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets as of August 1, 1998 and
         October 25, 1997                                                   3

     Consolidated Statements of Operations for the 40 weeks and
         13 weeks ended August 1, 1998 and August 2,  1997                  4

     Consolidated Statements of Cash Flows for the 40 weeks ended
         August 1, 1998 and August 2, 1997                                  5

     Notes to Consolidated Financial Statements                         6 - 7

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8 - 12

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                  13

Signature                                                                  14

PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                   August 1,       October 25,
                                                                     1998             1997
                                                                 -----------       -----------
ASSETS                                                           (Unaudited)

CURRENT ASSETS:
       Cash and cash equivalents                                  $   6,256         $   9,361
       Receivables, net                                              23,832            24,383
       Inventories                                                   30,906            38,354
       Deferred income taxes and prepaid expenses                     6,124             1,636
                                                                  ---------         ---------

                        Total current assets                         67,118            73,734
                                                                  ---------         ---------

PROPERTY AND EQUIPMENT, net of
       accumulated depreciation                                      34,446            37,181

GOODWILL, net of accumulated amortization                           118,619           121,191

INTANGIBLE ASSETS                                                    57,229            60,245

OTHER ASSETS                                                          8,823             8,609
                                                                  ---------         ---------

Total Assets                                                      $ 286,235         $ 300,960
                                                                  =========         =========

LIABILITIES

CURRENT LIABILITIES:
       Current portion of long-term debt                          $   4,775         $   6,904
       Accounts payable                                               4,945             6,369
       Accrued liabilities                                           20,075            17,814
                                                                  ---------         ---------

                        Total current liabilities                    29,795            31,087
                                                                  ---------         ---------

LONG-TERM DEBT, net of current maturities                           223,791           241,958

OTHER NONCURRENT LIABILITIES                                         31,708            32,137
                                                                  ---------         ---------

                        Total  Liabilities                          285,294           305,182
                                                                  ---------         ---------

REDEEMABLE COMMON STOCK                                               4,813             4,813

REDEEMABLE ESOP STOCK                                                29,738            29,826
  Unearned ESOP stock                                                (9,660)          (10,920)
                                                                  ---------         ---------
                                                                     20,078            18,906
SHAREHOLDERS' EQUITY/(DEFICIENCY):
       Common Stock, $.01 par value, authorized 3,000 shares;
          3,000 shares issued and outstanding                          --                --
       Paid-in capital                                                 --                --
       Accumulated deficit                                          (23,950)          (27,941)
                                                                  ---------         ---------

                        Total shareholders' equity/(deficiency)     (23,950)          (27,941)
                                                                  ---------         ---------

Total Liabilities and Shareholders' Equity/(Deficiency)           $ 286,235         $ 300,960
                                                                  =========         =========


The accompanying notes are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

UNAUDITED

                                                           40 weeks ended                                    13 weeks ended
                                              -----------------------------------------       ------------------------------------
                                                       August 1,            August 2,                    August 1,       August 2,
                                                          1998                1997                          1998           1997
                                              -----------------------------------------       ------------------------------------

Net revenues                                      $       128,631     $         84,892             $      42,796      $     31,733
Cost of revenues                                           81,875               48,697                    26,375            16,806
                                              -----------------------------------------       ------------------------------------

          Gross profit                                     46,756               36,195                    16,421            14,927
                                              -----------------------------------------       ------------------------------------

Selling, general and administrative                        16,956                7,210                     5,526             2,315
Research and development                                    5,053                5,065                     1,962             1,496
Amortization of intangible assets                           5,611                1,860                     1,856               605
                                              -----------------------------------------       ------------------------------------

          Operating expenses                               27,620               14,135                     9,344             4,416
                                              -----------------------------------------       ------------------------------------

Income from operations                                     19,136               22,060                     7,077            10,511
Interest expense                                           16,411                9,222                     5,074             3,582
Other, net                                                   (76)                (313)                       140              (76)
                                              -----------------------------------------       ------------------------------------

Income before income taxes and
  extraordinary loss                                        2,801               13,151                     1,863             7,005
                                              -----------------------------------------       ------------------------------------

Income tax provision                                        1,432                5,299                       955             2,656
                                              -----------------------------------------       ------------------------------------

Income before extraordinary loss                            1,369                7,852                       908             4,349

Extraordinary loss, net of income tax
  benefit of $1,019                                             -                1,529                         -             1,529
                                              -----------------------------------------       ------------------------------------

Net income                                        $         1,369    $           6,323            $          908     $       2,820
                                              =========================================       ====================================




The accompanying notes are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

UNAUDITED

                                                                                     40 weeks ended
                                                                          ---------------------------------
                                                                             August 1,            August 2,
                                                                               1998                1997
                                                                          --------------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $1,369                 $6,323
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                                               5,080                  3,351
   Amortization of goodwill and deferred financing costs                      6,441                  2,658
   Compensation expense recognized in connection with
     employee stock ownership plan                                            3,061                  2,304
   Amortization of inventory step-up                                         10,681
   Deferred income taxes                                                     (5,641)                  (239)
   Extraordinary loss on early extinguishment
     of debt                                                                                         1,529

   Changes in operating assets and liabilities:
      Receivables                                                               551                 (3,916)
      Inventories                                                            (3,233)                (1,743)
      Prepaid expenses                                                         (152)                    10
      Accounts payable                                                       (1,424)                (1,408)
      Accrued and other liabilities                                           3,065                   (579)
      Other, net                                                                237                    481
                                                                          ---------              ---------

   Net cash provided by operating activities                                 20,035                  8,771
                                                                          ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (2,345)                (1,775)
                                                                          ---------              ---------
   Net cash used in investing activities                                     (2,345)                (1,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Additional borrowing of long-term debt                                      --                  141,100
   Repayment of long-term debt                                              (20,296)              (107,600)
   Redemption of redeemable preferred stock                                    --                  (25,908)
   Payment of redeemable preferred dividends                                   --                  (19,298)
   Payment of financing related fees                                           (499)                (1,475)
                                                                          ---------              ---------
   Net cash used in financing activities                                    (20,795)               (13,181)

CASH AND CASH EQUIVALENTS:
Net decrease for the period                                                  (3,105)                (6,185)
Balance, Beginning of period                                                  9,361                 13,556
                                                                          ---------              ---------

Balance, End of period                                                       $6,256                 $7,371
                                                                          =========              =========


The accompanying notes are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 40 WEEKS ENDED AUGUST 1, 1998 AND AUGUST 2, 1997
--------------------------------------------------------
(UNAUDITED)

1.     BASIS OF PRESENTATION

      The principal operations of Argo-Tech Corporation (A Wholly-Owned Subsidiary of AT Holdings Corporation) and its Subsidiaries (the "Company") include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company's fiscal year ends on the last Saturday in October. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company's financial statements.

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

2.     UNAUDITED FINANCIAL INFORMATION

      The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 40 weeks ended August 1, 1998 are not necessarily indicative of the results to be expected for the full year.

3.  INVENTORIES

      Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

                                                            August 1,    October 25,
                                                              1998           1997

               Finished goods                              $    2,087    $   1,874
               Work-in-process and purchased parts             21,009       19,918
               Raw materials and supplies                      12,102       20,160
                                                           ----------    ---------
                             Total                             35,198       41,952
               Reserve for excess and obsolete inventory       (4,292)      (3,598)
                                                           ----------    ---------

               Inventories - net                           $   30,906    $  38,354
                                                           ==========    =========

      The Carter inventory included $10.7 million at October 25, 1997 which represents the unamortized portion of inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 -"Business Combinations." Based on Carter's inventory turnover rate, $10.7 million has been included in cost of revenues for the 40 week period ended August 1, 1998.

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

5.    PROPOSED PUBLIC OFFERING AND BENEFITS RESTRUCTURING

      The Company's parent anticipates making an initial public offering of the parent's common stock in an underwritten public offering expected to occur later this year. A wholly owned subsidiary of the Company's parent, Argo-Tech Group, Inc., has filed a registration statement with respect to such offering with the Securities and Exchange Commission. In connection with such offering, the Company's parent would merge with and into Argo-Tech Group, Inc. with Argo-Tech Group, Inc. becoming the Company's parent. Such offer shall only be made pursuant to a prospectus, and this periodic report shall not be deemed to be an offer or solicitation of an offer to buy any of the parent's securities.

      In connection with the parent's initial public offering, the Company's existing stock based compensation plans will be modified or terminated.

      It is anticipated that the Company will elect to ( i ) terminate its Employee Stock Ownership Plan ("ESOP"), ( ii ) grant all remaining stock appreciation rights ("SARs") outstanding under it SAR Plan, ( iii ) immediately vest all granted stock options and SARs and ( iv ) terminate the SAR Plan and supplemental employee retirement plan ("SERP"). The Company will also recognize compensation expense for the SERP in connection with the termination of the ESOP. The Company expects that these actions will result in a non-recurring charge of $25.2 million ($25.2 million after tax). The ESOP termination will result in the repayment of the $10.9 million ESOP Loan to the Company through the return of 779,998 shares of the parent's common stock. The Company will also allow management to purchase an aggregate of 295,050 shares of the parent's common stock at the initial public offering price in settlement of SAR Plan and SERP liability. Finally, in connection with the termination of the ESOP and the SAR Plan, the Company anticipates that it will grant options to acquire an aggregate of 878,412 shares of parent common stock to the 308 participating employees.

      The Company anticipates that the net proceeds from its parent's initial public offering would be used to repay bank debt under the Company's credit facility. The Company expects to subsequently reborrow some or all of the available amounts under its credit facility.

      The foregoing statements are forward-looking statements and there can be no assurance that the Company's parent's initial public offering will be consummated or that any proceeds will be used to repay any portions of the Company's indebtedness.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

               Argo-Tech Corporation ("Argo-Tech" or the "Company" ) is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. The Company provides a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Company is the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and is a leading supplier of airframe products and aerial refueling systems. The Company is also a leading manufacturer of components for ground fueling systems. On September 26, 1997 the Company acquired all of the outstanding shares of J. C. Carter ("Carter"), a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps and ground fueling components. As used herein, references to "ATC" refer to the Company's direct and indirect wholly owned subsidiaries, excluding Carter.

               The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements. Argo-Tech's fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

RESULTS OF OPERATIONS FOR 13 WEEK PERIOD ENDED AUGUST 1, 1998 COMPARED WITH THE 13 WEEK PERIOD ENDED AUGUST 2, 1998

               Net revenues for the 13 week period ended August 1, 1998 increased $11.1 million, or 35.0%, to $42.8 million from $31.7 million for the 13 week period ended August 2, 1997. This increase was primarily due to the acquisition of Carter in September, 1997 and increased customer demand in the ATC commercial OEM partially offset by lower aftermarket revenues. In the 13 week period ended August 1, 1998, revenues attributable to Carter were $12.0 million, or 108.1% of the net revenue increase. ATC commercial OEM revenues increased $2.0 million, or 27.0%, to $9.4 million and commercial aftermarket revenues decreased $3.0 million, or 14.7% to $17.4 million in the 13 week period ended August 1, 1998. The increase in ATC commercial OEM revenues was due to continued strength in airline traffic and airline capital spending. ATC commercial aftermarket revenues were lower primarily due to the timing of certain aftermarket orders. For example, the 13 week period ended August 2, 1997 includes a large aftermarket order which this year is scheduled to ship in the fourth fiscal quarter of 1998 rather than the third fiscal quarter. Aftermarket revenues tend to occur in large quantities, the timing of which can significantly impact quarterly comparisons. ATC military revenues of $2.6 million and industrial and other revenues of $1.4 million in the 13 week period ended August 1, 1998 were unchanged from the prior comparable period.

               Gross profit for the 13 week period ended August 1, 1998 increased $1.5 million, or 10.1%, to $16.4 million from $14.9 million in the 13 week period ended August 2, 1997 due to the inclusion of Carter, offset by lower ATC commercial aftermarket revenues, a greater percentage of lower margin ATC OEM revenues and $1.7 million of amortization related to the step-up of Carter inventory to fair market value. Gross margin for the 13 week period ended August 1, 1998 decreased to 38.3% from 47.0% for the 40 week period ended August 2, 1997 due to a greater percentage of lower margin ATC OEM sales and amortization related to the step-up of Carter inventory to fair value, partially offset by higher margin Carter sales and improved operating efficiency in the Cleveland facility manufacturing operations. Excluding the $1.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, gross margin for the 13 week period ended August 1, 1998 was 42.3%.

               Operating expenses for the 13 week period ended August 1, 1998 increased $4.9 million, or 111.4%, to $9.3 million from $4.4 million in the 13 week period ended August 2, 1997. This increase is primarily attributable to the inclusion of Carter operating expenses and amortization of intangible assets which totaled

$4.4 million, and an increase of $.5 million in ATC expenses related to the implementation of a stock appreciation rights plan and miscellaneous expenses at the Cleveland facility related to compliance with environmental regulations. Operating expenses as a percent of revenues increased to 21.7% for the 13 week period ended August 1, 1998 from 13.9% for the comparable period in 1997. Excluding the $1.3 million of Carter amortization of intangible assets, operating expenses as a percent of revenues would have been 18.7% for the 13 week period ended August 1, 1998.

               Income from operations for the 13 week period ended August 1, 1998 decreased $3.4 million, or 32.4%, to $7.1 million from $10.5 million in the 13 week period ended August 2, 1997. This decrease was primarily due the lower ATC aftermarket revenues and higher mix of lower margin ATC OEM revenues, the amortization related to the step-up of Carter inventory to fair market value and amortization of Carter intangible assets, offset by the inclusion of Carter operating results. As a percent of revenues, income from operations for the 13 week period ended August 1, 1998 decreased to 16.6% from 33.1% for the 13 week period ended August 2, 1997. Excluding the $1.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, income from operations as a percent of revenues was 20.6%.

               Interest expense for the 13 week period ended August 1, 1998 increased $1.5 million, or 41.7%, to $5.1 million from $3.6 million for the 13 week period ended August 2, 1997 primarily due to the issuance of the $140.0 million Senior Subordinated Notes in connection with the acquisition of Carter in September, 1997.

               The income tax provision for the 13 week period ended August 1, 1998 decreased $1.7 million, or 63.0%, to $1.0 million from $2.7 million in the 13 week period ended August 2, 1997 reflecting a decrease of $5.1 million in pre-tax income, to $1.9 million for the 13 week period ended August 1, 1998 from $7.0 million for the 13 week period ended August 2, 1997.

               Income before extraordinary loss for the 13 week period ended August 1, 1998 decreased $3.3 million, or 76.7%, to $1.0 million from $4.3 million for the 13 week period ended August 2, 1997 primarily due to the revenue and expense factors discussed above.

               Net income for the 13 week period ended August 1, 1998 decreased $1.9 million, or 67.9%, to $0.9 million from $2.8 million for the 13 week period ended August 2, 1997 primarily due to the revenue and expense factors discussed above partially offset by the non recurrence of a $1.5 million extraordinary loss related to the early extinguishment of debt under the Company's previous bank credit agreement. Excluding the $1.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, net income would have been $2.0 million for the 13 week period ended August 1, 1998.

RESULTS OF OPERATIONS FOR THE 40 WEEK PERIOD ENDED AUGUST 1, 1998 COMPARED WITH THE 40 WEEK PERIOD ENDED AUGUST 2, 1997

               Net revenues for the 40 week period ended August 1, 1998 increased $43.7 million, or 51.5%, to $128.6 million from $84.9 million for the 40 week period ended August 2, 1997. This increase was primarily due to the acquisition of Carter in September, 1997 and increased customer demand in the ATC OEM and commercial aftermarket product lines. Revenues attributed to Carter in the 40 week period ended August 1, 1998, were $36.6 million, or 83.8% of the net revenue increase. ATC OEM revenues increased $3.7 million, or 17.0% to $25.5 million and ATC commercial aftermarket revenues increased $2.2 million, or 4.2%, to $54.4 million in the 40 week period ended August 1, 1998 due to continued strength in airline traffic and airline capital spending. ATC military revenues increased $1.4 million, or 21.2%, to $8.0 million, while other revenues declined $0.2 million , or 4.6% to $4.1 million, in the 40 week period ended August 1, 1998. The increase in military revenues is primarily due to increased F-15 foreign military shipments. The decline in other revenues was due to a planned reduction of certain services offered to Business Park tenants.

               Gross profit for the 40 week period ended August 1, 1998 increased $10.6 million, or 29.3%, to $46.8 million from $36.2 million in the 40 week period ended August 2, 1997 due to the inclusion of Carter, increased ATC aerospace revenues and improved operating efficiency in the Cleveland facility, offset by $10.7 million of amortization related to the step-up of Carter inventory to fair market value. Gross margin for the 40 week period ended August 1, 1998 decreased to 36.4% from 42.6% for the 40 week period ended August 2, 1997 due to amortization related to the step-up of Carter inventory to fair value, partially offset by favorable Carter sales mix and improved operating efficiency in the Cleveland facility manufacturing operations. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, gross margin increased to 44.7% for the 40 week period ended August 1, 1998.

               Operating expenses for the 40 week period ended August 1, 1998 increased $13.5 million, or 95.7%, to $27.6 million from $14.1 million in the 40 week period ended August 2, 1997. This increase is primarily attributable to the inclusion of Carter operating expenses and amortization of intangible assets, expenses related to the implementation of a stock appreciation rights plan and miscellaneous expenses at the Cleveland facility related to compliance with environmental regulations offset by a decrease in ATC customer directed research and development expense. Operating expenses as a percent of revenues increased to 21.5% for the 40 week period ended August 1, 1998 from 16.6% for the comparable period in 1997. Excluding the $3.8 million of Carter amortization of intangible assets, operating expenses as a percent of revenues would have been 18.5% for the 40 week period ended August 1, 1998.

               Income from operations for the 40 week period ended August 1, 1998 decreased $3.0 million, or 13.6%, to $19.1 million from $22.1 million in the 40 week period ended August 2, 1997. This decrease was primarily due to the inclusion of Carter results which included amortization related to the step-up of Carter inventory to fair market value and amortization of Carter intangible assets, partially offset by increased ATC aerospace sales and improved operating efficiency in the Cleveland facility. As a percent of revenues, income from operations for the 40 week period ended August 1, 1998 decreased to 14.9% from 26.0% for the 40 week period ended August 2, 1997. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, income from operations as a percent of revenues was 23.2%.

               Interest expense for the 40 week period ended August 1, 1998 increased $7.2 million, or 78.3%, to $16.4 million from $9.2 million for the 40 week period ended August 2, 1997 primarily due to the issuance of the Senior Subordinated Notes in connection with the acquisition of Carter in September, 1997, the repurchase of all of the outstanding preferred stock of the Company in March, 1997, and an increase in the average interest rate.

               The income tax provision for the 40 week period ended August 1, 1998 decreased $3.9 million, or 73.6%, to $1.4 million from $5.3 million in the 40 week period ended August 2, 1997 reflecting a decrease of $10.4 million in pre-tax income, to $2.8 million for the 40 week period ended August 1, 1998 from $13.2 million for the 40 week period ended August 2, 1997.

               Income before extraordinary loss for the 40 week period ended August 1, 1998 decreased $6.5 million, or 82.3%, to $1.4 million from $7.9 million for the 40 week period ended August 2, 1997 primarily due to amortization related to the step-up of Carter inventory to fair market value and other revenue and expense factors discussed above. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, income before extraordinary loss was $7.8 million.

               Net income for the 40 week period ended August 1, 1998 decreased $4.9 million, or 77.8%, to $1.4 million from $6.3 million for the 40 week period ended August 2, 1997 primarily due to amortization related to the step-up of Carter inventory to fair market value and other the revenue and expense factors discussed above partially offset by the non recurrence of a $1.5 million extraordinary loss related to the early extinguishment of debt under the Company's previous bank credit agreement. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, net income would have been $7.8 million.

FLUCTUATIONS OF OPERATING RESULTS;  LIMITATION OF QUARTERLY COMPARISONS

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

               In addition, on September 26, 1997, ATC acquired all of the outstanding shares of Carter for $107.6 million, including acquisition costs. Carter's inventory was increased by $12.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 - "Business Combinations." Based on Carter's inventory turnover rate, $1.5 million, $4.5 million, $4.5 million and $1.7 million of this amount is included in cost of revenues for the fourth quarter of 1997 and the first, second and third quarters of 1998, respectively. In addition, $99.7 million of identified intangibles and goodwill are being amortized over an 8 to 40 year period. These amortizations increased operating expenses $0.4 million, $1.2 million, $1.3 million and $1.3 million for the fourth quarter of 1997 and the first, second and third quarters of 1998, respectively.

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

               Cash for the period ended August 1, 1998 decreased $3.1 million, primarily due to the repayment of $20.3 million on term loans, an increase in inventory and a decrease in accounts payable and deferred tax liabilities offset by improved operating results and a favorable change in receivables and accrued and other liabilities.

               Capital expenditures for the 40 weeks ended August 1, 1998 totaled $2.3 million compared to $1.8 million for the 40 weeks ended August 2, 1997. The Company expects to incur capital expenditures of approximately $4.2 million for the remainder of fiscal year 1998, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

               Long-term debt at August 1, 1998 consisted of $88.4 million principal amount of term loans and $140.0 million principal amount of Senior Subordinated Notes. Payments of $20.3 million were made on term loans, which included scheduled payments of $3.9 million as well as prepayments of $1.4 million as a result of the Company's excess cash flow, as defined in the amended credit facility, at October 25, 1997 and $15.0 million as a voluntary prepayment. The Company has available, after $0.3 million of letters of credit, a $19.7 million revolving credit facility. As of August 1, 1998, there were no borrowings on the revolving credit facility. The amended credit facility contains no restrictions on the ability of the Company's subsidiaries to make distributions to the Company.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

            (a)   Exhibits - Schedule 27 - Financial Data Schedule

            (b) Reports - No reports on Form 8-K have been filed during the quarter ended August 1, 1998.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 4, 1998                   ARGO-TECH CORPORATION

                                          By: /s/  Yoichi Fujiki
                                             --------------------
                                              Yoichi Fujiki
                                              Vice President and Treasurer
                                              (Duly Authorized Officer)

                                          By: /s/  Paul A. Sklad
                                             -------------------
                                              Paul A. Sklad
                                              Controller
                                              (Principal Accounting Officer)