Form 10-Q
period 1999-01-30
ARGO TECH CORP
filed 1999-03-15
CIK 1047837

         SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549

         FORM 10-Q


         (MARK ONE)

           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 30,
              1999, OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          --- SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
              _________________ TO ________________ .


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
      SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  X  YES     NO
                                                                ---     ---

         ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY AT HOLDINGS CORPORATION.

         AS OF FEBRUARY 26, 1999, 1 SHARE OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WAS OUTSTANDING.

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets as of January 30, 1999 and October 31, 1998                 3

     Consolidated Statements of Operations for the 13 weeks ended January 30, 1999
         and the 14 weeks ended January 31, 1998                                             4

     Consolidated Statements of Cash Flows for the 13 weeks ended January 30, 1999
         and the 14 weeks ended January 31, 1998                                             5

     Notes to Consolidated Financial Statements                                          6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                            8 - 11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  12

Item 6 - Exhibits and Reports on Form 8-K                                                   12

Signature                                                                                   13

PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
JANUARY 30, 1999 AND OCTOBER 31, 1998
(In thousands, except share data)
UNAUDITED


                                                                     1999            1998
                                                                   ---------       ---------
ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                   $   5,401       $  11,578
       Receivables, net                                               23,957          23,866
       Inventories                                                    32,369          29,528
       Deferred income taxes and prepaid expenses                      6,123           5,353
                                                                   ---------       ---------
                 Total current assets                                 67,850          70,325
                                                                   ---------       ---------

PROPERTY AND EQUIPMENT, net of
       accumulated depreciation                                       35,655          35,982

GOODWILL, net of accumulated amortization                            116,897         117,761

INTANGIBLE ASSETS                                                     55,216          56,223

DEFERRED FINANCING FEES AND OTHER ASSETS                              17,275           7,904
                                                                   ---------       ---------

Total Assets                                                       $ 292,893       $ 288,195
                                                                   =========       =========

LIABILITIES

CURRENT LIABILITIES:
       Current portion of long-term debt                           $   7,100       $   5,946
       Accounts payable                                                5,667           7,671
       Accrued liabilities                                            22,311          19,791
                                                                   ---------       ---------
                 Total current liabilities                            35,078          33,408
                                                                   ---------       ---------
LONG-TERM DEBT, net of current maturities                            271,361         221,440

OTHER NONCURRENT LIABILITIES                                          30,822          30,685
                                                                   ---------       ---------
                 Total  Liabilities                                  337,261         285,533
                                                                   ---------       ---------

REDEEMABLE COMMON STOCK                                                                6,713

REDEEMABLE ESOP STOCK                                                 51,430          41,475
  Unearned ESOP stock                                                 (8,820)         (9,240)
                                                                   ---------       ---------
                                                                      42,610          32,235
SHAREHOLDERS' EQUITY/(DEFICIENCY):
       Common Stock, $.01 par value, authorized 3,000 shares;
         1 share issued and outstanding
       Paid-in capital
       Accumulated deficit                                           (86,978)        (36,286)
                                                                   ---------       ---------
                 Total shareholders' equity/(deficiency)             (86,978)        (36,286)
                                                                   ---------       ---------
Total Liabilities and Shareholders' Equity/(Deficiency)            $ 292,893       $ 288,195
                                                                   =========       =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE 13 WEEKS ENDED JANUARY 30, 1999 AND 14 WEEKS ENDED JANUARY 31, 1998

(In thousands)
UNAUDITED

                                           1999           1998
                                         --------       --------

Net revenues                             $ 40,143       $ 44,462

Cost of revenues                           21,993         27,482
                                         --------       --------

             Gross profit                  18,150         16,980
                                         --------       --------

Selling, general and administrative         8,796          5,399
Research and development                    2,261          1,740
Amortization of intangible assets           1,869          1,932
                                         --------       --------

       Operating expenses                  12,926          9,071
                                         --------       --------

Income from operations                      5,224          7,909
Interest expense                            5,670          6,084
Other, net                                   (222)          (254)
                                         --------       --------

Income / (loss) before income taxes          (224)         2,079
                                         --------       --------

Income tax provision                          977            643
                                         --------       --------

Net income / (loss)                      ($ 1,201)      $  1,436
                                         ========       ========



The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED JANUARY 30, 1999 AND 14 WEEKS ENDED JANUARY 31, 1998

(In thousands)
UNAUDITED

                                                                1999           1998
                                                              --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income / (loss)                                         $(1,201)      $  1,436
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                                  1,685          1,710
   Amortization of goodwill and deferred financing costs         2,241          2,198
   Accretion of bonds                                               20
   Compensation expense recognized in connection with
     employee stock ownership plan                               1,895          1,306
   Compensation expense recognized in connection with
     stock appreciation rights and stock options                 2,771             19
   Amortization of inventory step-up                                            4,488
   Deferred income taxes                                          (256)          (257)

   Changes in operating assets and liabilities:
      Receivables                                                  (91)           686
      Inventories                                               (2,841)        (1,534)
      Prepaid expenses                                            (636)           107
      Accounts payable                                          (2,004)        (1,847)
      Accrued and other liabilities                              3,638          2,924
                                                              --------       --------
   Net cash provided by operating activities                     5,221         11,236
                                                              --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (1,358)          (313)
                                                              --------       --------
   Net cash used in investing activities                        (1,358)          (313)
                                                              --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Senior Subordinated Notes                            52,250
   Repayment of long-term debt                                  (1,195)        (2,748)
   Payment of financing related fees                            (9,741)          (186)
   Dividend                                                    (51,354)
                                                              --------       --------
   Net cash used in financing activities                       (10,040)        (2,934)
                                                              --------       --------

CASH AND CASH EQUIVALENTS:
  Net increase (decrease) for the period                        (6,177)         7,989
  Balance, Beginning of period                                  11,578          9,361
                                                              --------       --------
  Balance, End of period                                      $  5,401       $ 17,350
                                                              ========       ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED JANUARY 30, 1999 AND 14 WEEKS ENDED JANUARY 31, 1998
---------------------------------------------------------------------------
(Unaudited)

1.  BASIS OF PRESENTATION

    The principal operations of Argo-Tech Corporation (A Wholly-Owned Subsidiary of AT Holdings Corporation) and its Subsidiaries include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, Argo-Tech leases a portion of its manufacturing facility to other parties. Argo-Tech's fiscal year ends on the last Saturday in October. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in its financial statements. Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

    Argo-Tech Corporation is a parent, holding company with four wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM), Argo-Tech Corporation (Aftermarket) and J.C. Carter Company, Inc. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements of the guarantor subsidiaries is not material to investors. All of Argo-Tech's subsidiaries are guarantors except two wholly-owned subsidiaries that have inconsequential assets, liabilities and equity. Their only operations are the result of intercompany activity which is immediately dividended back to Argo-Tech.

2.  UNAUDITED FINANCIAL INFORMATION

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 13 weeks ended January 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  INVENTORIES

    Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

                                                       January 30,    October 31,
                                                          1999           1998
                                                        --------       --------

         Finished goods                                 $  2,165       $  2,289
         Work-in-process and purchased parts              22,119         18,668
         Raw materials and supplies                       11,586         12,037
                                                        --------       --------
                  Total                                   35,870         32,994
         Reserve for excess and obsolete inventory        (3,501)        (3,466)
                                                        --------       --------

         Inventories - net                              $ 32,369       $ 29,528
                                                        ========       ========

    Inventory is recorded net of progress payments received of approximately $0.6 and $1.4 million at January 30, 1999 and October 31, 1998, respectively.

4.  CONTINGENCIES

    Environmental Matters - The soil and groundwater at Argo-Tech's Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech's management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

    Other Matters - Argo-Tech is subject to various legal actions and other contingencies. In the opinion of Argo-Tech's management, after reviewing the information which is currently available with respect to such matters and consulting with Argo-Tech's legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect Argo-Tech's financial condition, results of operations or liquidity.

5.  RECENT RECAPITALIZATION

    On December 17, 1998, AT Holdings entered into an agreement to repurchase 639,510 shares of stock from AT Holdings, LLC, the company's largest shareholder for $79.4 million plus transaction expenses. The transaction, which was consummated on January 4, 1999, was funded by the proceeds of Argo-Tech's issuance of $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007 in a private offering on December 17, 1998, $50.0 million of which was dividended to AT Holdings; the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P.; and cash. As a result of this recapitalization, Argo-Tech's Employee Stock Ownership Plan became AT Holdings' majority stockholder. In addition, AT Holdings amended its Certificate of Incorporation to provide for the issuance of the preferred stock and Argo-Tech amended its existing credit agreement and indenture to permit the issuance of the Notes, payment of the dividend and amendment of the Supplemental Employee Retirement Plan and the 1997 Stock Appreciation Rights Plan. The Stock Appreciation Rights Plan provided for grants of up to 34,450 stock appreciation rights, 17,225 of which were granted in fiscal years 1997 and 1998. The remaining 17,225 stock appreciation rights were granted in November, 1998. In connection with the stock repurchase, all stock appreciation rights became fully vested in accordance with their terms and were converted into fully vested stock options. In addition, all granted options under the 1991 Performance Stock Option Plan and 1991 Management Incentive Stock Option Plan, to the extent not vested, became fully vested in accordance with their terms on January 4, 1999. The vesting of the stock appreciation rights and stock options resulted in a charge to pre-tax earnings of $2.8 million. In connection with the recapitalization, management's right to require Argo-Tech to repurchase shares of redeemable common stock was eliminated.


6.  SUBSEQUENT EVENT

    In October 1996, J.C. Carter Company was named as a respondent in a petition filed in federal district court in Santa Ana, California by Alsthom, a French shipbuilding concern, to enforce an international arbitration award rendered in Paris, France, in favor of Alsthom and against an entity identified as J.C. Carter Company. Argo-Tech believes that J.C. Carter is not the J.C. Carter Company referenced in the arbitration award. On February 23, 1999, the federal district court granted Alsthom a Motion for Summary Judgment against Argo-Tech's J.C. Carter subsidiary to enforce the international arbitration award, for approximately $11.4 million plus interest with respect to a product liability case involving industrial marine pump products. The district court has ordered, however, that judgment shall not be entered at this time because of the claims against the remaining parties to the action. Argo-Tech intends to seek reconsideration of the district court's decision, and when and if an adverse judgment is entered against it, to appeal the judgment and to vigorously pursue its claims for declaratory relief and equitable indemnification against the prior owners of assets relating to the arbitration. In the opinion of Argo-Tech's management, after reviewing the information which is currently available with respect to this matter and consulting with its legal counsel, any liability which may ultimately be incurred with respect to this matter is not expected to materially affect Argo-Tech's financial condition, results of operations or liquidity.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Argo-Tech Corporation is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry providing a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. Argo-Tech is the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of airframe products and aerial refueling systems. Argo-Tech is also a leading manufacturer of components for ground fueling systems.

         The following is management's discussion and analysis of certain significant factors which have affected Argo-Tech's financial position and operating results during the periods presented in the accompanying condensed consolidated financial statements. Argo-Tech's fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

RESULTS OF OPERATIONS FOR THE 13 WEEK PERIOD ENDED JANUARY 30, 1999 COMPARED WITH THE 14 WEEK PERIOD ENDED JANUARY 31, 1998

         Net revenues for the 13 week period ended January 30, 1999 decreased $4.4 million, or 9.9%, to $40.1 million from $44.5 million for the 14 week period ended January 31, 1998. This decrease was primarily due to a reduction in aerospace revenues of $4.6 million offset by a slight increase of $0.3 million in industrial and other revenues. The reduction in aerospace revenues was attributable to a decrease of $3.5 million of commercial revenues and $1.1 million in military revenues. The commercial OEM revenues decreased $0.4 million, or 4.8%, to $8.8 million and commercial aftermarket revenues decreased $3.1 million, or 13.7% to $19.4 million in the 13 week period ended January 30, 1999. The decrease in commercial OEM revenues was due to one less week in the period as compared to last year. Commercial aftermarket revenues were lower primarily due to a reduction of overhaul and repair services of $2.3 million and a reduction in the demand for spare parts of $0.8 million. In addition to the fact that there was one less week in the period as compared to last year, aftermarket revenues tend to occur unevenly, the timing of which significantly impacts quarterly comparisons. The 14 week period ended January 31, 1998 reflected large volumes shipped to a distributor resulting in a comparatively high level of aftermarket sales as a percentage of total sales. Military revenues decreased $1.1 million primarily due to decreased F-15 foreign military sales. Industrial revenues included increased ground fueling revenues of $0.6 million and increased rental revenues at Heritage Business Park of $0.1 million, offset by a reduction in demand for industrial marine products of $0.4 million.

         Gross profit for the 13 week period ended January 30, 1999 increased $1.2 million, or 7.1%, to $18.2 million from $17.0 million in the 14 week period ended January 31, 1998 due to the non-recurrence of $4.5 million of amortization related to the step-up of inventory to fair market value at J.C. Carter that occurred in the first quarter of 1998 offset by lower aerospace revenues and higher non-cash Employee Stock Ownership compensation expense. Gross margin for the 13 week period ended January 30, 1999 increased to 45.4% from 38.2% for the 14 week period ended January 31, 1998 due to the non-recurrence of the amortization related to the step-up of Carter inventory to fair value, partially offset by a lower margin sales mix of aerospace products.

Excluding the $4.5 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, gross margin for the 14 week period ended January 31, 1998 was 48.3%.

         Operating expenses for the 13 week period ended January 30, 1999 increased $3.8 million, or 41.8%, to $12.9 million from $9.1 million in the 14 week period ended January 31, 1998. This increase is primarily attributable to non-cash compensation expense of $2.8 million associated with the vesting of stock options and stock appreciation rights in connection with the stock repurchase, an increase of $0.5 million of research and development activity, and an increase of $0.5 million in miscellaneous corporate expenses. Operating expenses as a percent of revenues increased to 32.2% for the 13 week period ended January 30, 1999 from 20.4% for the comparable period in 1998. Excluding the $2.8 million of non-cash compensation expense, operating expenses as a percent of revenues would have been 25.2% for the 13 week period ended January 30, 1999.

         Income from operations for the 13 week period ended January 30, 1999 decreased $2.7 million, or 34.2%, to $5.2 million from $7.9 million in the 14 week period ended January 31, 1998. This decrease was due to lower aerospace revenues, non-cash compensation expense related to the vesting of the stock options and stock appreciation rights in connection with the stock repurchase and higher operating expenses, partially offset by the non-recurrence of $4.5 million of amortization related to the step-up of inventory in 1998. As a percent of revenues, income from operations for the 13 week period ended January 30, 1999 decreased to 13.0% from 17.8% for the 14 week period ended January 31, 1998.

         Interest expense for the 13 week period ended January 30, 1999 decreased $0.5 million, or 8.2%, to $5.6 million from $6.1 million for the 14 week period ended January 31, 1998 primarily due to a lower level of term loans partially offset by the issuance of the $55.0 million Senior Subordinated Notes in connection with the stock repurchase on January 4, 1999.

         The income tax provision for the 13 week period ended January 30, 1999 increased $0.4 million, or 66.7%, to $1.0 million from $0.6 million in the 14 week period ended January 31, 1998. This increase is due to the effect of the non-deductible amortization of intangible assets and compensation expense associated with the vesting of stock options and stock appreciation rights in proportion to lower pre-tax income.

         Net income for the 13 week period ended January 30, 1999 decreased $2.6 million, or 185.7%, to a loss of $1.2 million from income of $1.4 million for the 14 week period ended January 31, 1998 primarily due to the revenue and expense factors discussed above.


FLUCTUATIONS OF OPERATING RESULTS;  LIMITATION OF QUARTERLY COMPARISONS

         Argo-Tech's results of operations are subject to fluctuations from quarter to quarter due to changes in demand for its products, changes in product mix and other factors. Demand for its products can vary from quarter to quarter due to changes in demand for, and timing of deliveries of, OEM, aftermarket and military products and services. In particular, the timing of Argo-Tech's aftermarket sales tends not to occur on a predictable schedule and, furthermore, the sales tend to occur in large quantities which can significantly impact quarterly comparisons.

         For example, in the first fiscal quarter of 1998, Argo-Tech's sales were higher due to large volumes shipped to a distributor. In addition, the sales for this period consisted of a higher percentage of aftermarket sales. This combination of high-volume, high margin sales led to comparatively favorable results in the first quarter, despite the amortization charges relating to the acquisition. Accordingly, year-to-year and quarter-to-quarter comparisons of quarterly results may not be meaningful, and quarterly results during the year are not necessarily indicative of the results that may be expected for any future period or for the entire year.

         In addition, on September 26, 1997, Argo-Tech acquired all of the outstanding shares of J.C. Carter Company, Inc. for $107.6 million, including acquisition costs. Carter's inventory was increased by $12.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting

Principles Board Opinion No. 16 - "Business Combinations." Based on Carter's inventory turnover rate, $4.5 million, $4.5 million and $1.7 million of this amount is included in cost of revenues for the first, second and third quarters of 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech's primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

         Cash for the period ended January 30, 1999 decreased $6.2 million, primarily due to the payment of fees associated with the stock repurchase, an increase in inventory and a decrease in accounts payable offset by a favorable change in accrued and other liabilities.

         Capital expenditures for the 13 weeks ended January 30, 1999 totaled $1.4 million compared to $0.3 million for the 14 weeks ended January 31, 1998. Argo-Tech expects to incur capital expenditures of approximately $4.9 million for the remainder of fiscal year 1999, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

         Long-term debt at January 30, 1999 consisted of $86.0 million principal amount of term loans and $192.3 million principal amount of Senior Subordinated Notes. In December 1998, Argo-Tech issued $55.0 million in principal amount of 8-5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007 in a private offering. The proceeds of the notes were used to pay a dividend of $50.0 million to AT Holdings. On January 4, 1999, this dividend was used, together with the proceeds of AT Holdings' sale of its preferred stock and cash on hand, to finance AT Holdings' repurchase of 639,510 shares of its common stock held by its majority stockholder, AT Holdings, LLC, and to pay fees and expenses incurred in connection with those transactions. Scheduled payments of $1.2 million were made on the term loans. Argo-Tech has available, after $0.3 million of letters of credit, a $19.7 million revolving credit facility. As of January 30, 1999, there were no borrowings on the revolving credit facility. The amended credit facility contains no restrictions on the ability of Argo-Tech's subsidiaries to make distributions to Argo-Tech.


YEAR 2000

         Argo-Tech has initiated activities to identify actions necessary to become Year 2000 compliant. Where necessary, Argo-Tech has begun to implement these actions to provide uninterrupted, normal operations of critical business systems, including non-information technology systems with embedded technology, before, during and after the Year 2000. Argo-Tech is primarily using internal resources to make the required modifications and upgrades. Argo-Tech plans to complete the implementation of all significant applications by mid 1999. Argo-Tech believes this schedule will allow the Company adequate time to assess and correct any significant issues that may materialize or to develop an appropriate contingency plan, if necessary. Substantially all of the upgrades necessary to achieve Year 2000 compliance are being done in conjunction with normal upgrades and conversions of Argo-Tech's systems and are being funded by cash generated from operations and expensed as incurred. These costs are not expected to have a material adverse effect on Argo-Tech's results of operations or profitability. In addition, Argo-Tech is actively working with its customers and suppliers to assess their compliance efforts, as well as Argo-Tech's potential exposure to the failure of such suppliers and customers to become Year 2000 compliant. While Argo-Tech believes that such exposure is minimal, there can be no assurance that the systems of suppliers and customers will be timely converted, or that the failure of such companies to complete the conversion process will not have a material adverse effect on Argo-Tech.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech's dependence on the aerospace industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with the its workforce, suppliers, and future acquisitions.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In October 1996, J.C. Carter Company was named as a respondent in a petition filed in federal district court in Santa Ana, California by Alsthom, a French shipbuilding concern, to enforce an international arbitration award rendered in Paris, France, in favor of Alsthom and against an entity identified as J.C. Carter Company. Argo-Tech believes that J.C. Carter is not the J.C. Carter Company referenced in the arbitration award. On February 23, 1999, the federal district court granted Alsthom a Motion for Summary Judgment against Argo-Tech's J.C. Carter subsidiary to enforce the international arbitration award, for approximately $11.4 million plus interest with respect to a product liability case involving industrial marine pump products. The district court has ordered, however, that judgment shall not be entered at this time because of the claims against the remaining parties to the action. Argo-Tech intends to seek reconsideration of the district court's decision, and when and if an adverse judgment is entered against it, to appeal the judgment and to vigorously pursue its claims for declaratory relief and equitable indemnification against the prior owners of assets relating to the arbitration. In the opinion of Argo-Tech's management, after reviewing the information which is currently available with respect to this matter and consulting with its legal counsel, any liability which may ultimately be incurred with respect to this matter is not expected to materially affect Argo-Tech's financial condition, results of operations or liquidity.


Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits - Schedule 27 - Financial Data Schedule

         (b) Reports - Argo-Tech Corporation filed one report on Form 8-K on January 14, 1999. This report was filed pursuant to Item 1 of Form 8-K and disclosed a change in control of Argo-Tech's parent, AT Holdings Corporation. Argo-Tech's Employee Stock Ownership Plan became AT Holdings' majority stockholder on January 4, 1999 as a result of AT Holdings' repurchase of 639,510 shares of its common stock from its then majority stockholder, AT Holdings, LLC.

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date:  March 15, 1999                ARGO-TECH CORPORATION



                                         By: /s/ Yoichi Fujiki
                                                 ------------------------------
                                                 Yoichi Fujiki
                                                 Vice President and Treasurer
                                                 (Duly Authorized Officer)



                                         By: /s/ Paul A. Sklad
                                                 ------------------------------
                                                 Paul A. Sklad
                                                 Controller
                                                 (Principal Accounting Officer)