Form 10-Q
period 1999-05-01
ARGO TECH CORP
filed 1999-06-11
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


(MARK ONE)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MAY 1, 1999, OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________ TO _________________.


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

     AS OF JUNE 1, 1999, 1 SHARE OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WAS OUTSTANDING.

                                      INDEX


                                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets as of May 1, 1999 and October 31, 1998                      3

     Consolidated Statements of Operations for the 26 weeks and 13 weeks ended
          May 1, 1999 and the 27 weeks and 13 weeks ended May 2, 1998                        4

     Consolidated Statements of Cash Flows for the 26 weeks ended May 1, 1999
         and the 27 weeks ended May 2, 1998                                                  5

     Notes to Consolidated Financial Statements                                          6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                            8 - 12

Item 3 - Quantitative and Qualitative Disclosure about Market Risk                          12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                                  13

Item 6 - Exhibits and Reports on Form 8-K                                                   13

Signature                                                                                   14

PART I - FINANCIAL INFORMATION
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED BALANCE SHEETS
MAY 1, 1999 AND OCTOBER 31, 1998
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      1999              1998
                                                                   ---------         ---------
                                                                  (Unaudited)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                     $   3,629         $  11,578
     Receivables, net                                                 24,242            23,866
     Inventories                                                      34,397            29,528
     Deferred income taxes and prepaid expenses                        5,787             5,353
                                                                   ---------         ---------
                Total current assets                                  68,055            70,325
                                                                   ---------         ---------

PROPERTY AND EQUIPMENT, net of
     accumulated depreciation                                         35,730            35,982

GOODWILL, net of accumulated amortization                            116,028           117,761

INTANGIBLE ASSETS                                                     54,209            56,223

DEFERRED FINANCING AND OTHER ASSETS                                   17,011             7,904
                                                                   ---------         ---------
Total Assets                                                       $ 291,033         $ 288,195
                                                                   =========         =========

LIABILITIES

CURRENT LIABILITIES:
     Current portion of long-term debt                             $   8,236         $   5,946
     Accounts payable                                                  5,310             7,671
     Accrued liabilities                                              19,912            19,791
                                                                   ---------         ---------
                Total current liabilities                             33,458            33,408
                                                                   ---------         ---------

LONG-TERM DEBT, net of current maturities                            269,088           221,440

OTHER NONCURRENT LIABILITIES                                          29,662            30,685
                                                                   ---------         ---------
                Total  Liabilities                                   332,208           285,533
                                                                   ---------         ---------

REDEEMABLE COMMON STOCK                                                                  6,713

REDEEMABLE ESOP STOCK                                                 50,836            41,475
  Unearned ESOP stock                                                 (8,400)           (9,240)
                                                                   ---------         ---------
                                                                      42,436            32,235
SHAREHOLDERS' EQUITY/(DEFICIENCY):
     Common Stock, $.01 par value, authorized 3,000 shares;
       1 share issued and outstanding
     Paid-in capital
     Accumulated deficit                                             (83,611)          (36,286)
                                                                   ---------         ---------
                Total shareholders' equity/(deficiency)              (83,611)          (36,286)
                                                                   ---------         ---------
Total Liabilities and Shareholders' Equity/(Deficiency)            $ 291,033         $ 288,195
                                                                   =========         =========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands)
UNAUDITED


                                           26 Weeks       27 Weeks               13 Weeks Ended
                                            Ended           Ended
                                         May 1, 1999      May 2, 1998      May 1, 1999    May 2, 1998
                                         -----------      -----------      -----------    -----------

Net revenues                               $ 84,200         $ 85,835         $ 44,057        $ 41,373
Cost of revenues                             45,351           55,500           23,358          28,018
                                           -------------------------         -------------------------
      Gross profit                           38,849           30,335           20,699          13,355
                                           -------------------------         -------------------------
Selling, general and administrative          14,581           11,533            5,785           6,134
Research and development                      4,455            3,091            2,194           1,351
Amortization of intangible assets             3,740            3,755            1,871           1,823
                                           -------------------------         -------------------------
      Operating expenses                     22,776           18,379            9,850           9,308
                                           -------------------------         -------------------------
Income from operations                       16,073           11,956           10,849           4,047
Interest expense                             11,966           11,337            6,296           5,253
Other, net                                     (181)            (319)              41             (65)
                                           -------------------------         -------------------------

Income/(loss) before income taxes             4,288              938            4,512          (1,141)
                                           -------------------------         -------------------------
Income tax provision/(benefit)                2,566              477            1,589            (166)
                                           -------------------------         -------------------------
Net income/(loss)                          $  1,722         $    461         $  2,923        $   (975)
                                           =========================         =========================


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED MAY 1, 1999 AND 27 WEEKS ENDED MAY 2, 1998

(In thousands)
UNAUDITED

                                                                  1999             1998
                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  1,722         $    461
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                                    3,304            3,399
   Amortization of goodwill and deferred financing costs           4,684            4,267
   Accretion of bonds from stock repurchase                           78
   Compensation expense recognized in connection with
     employee stock ownership plan                                 2,947            2,057
   Compensation expense recognized in connection with
     stock appreciation rights and stock options                   2,771
   Amortization of inventory step-up                                                8,976
   Deferred income taxes                                          (1,566)          (4,482)


   Changes in operating assets and liabilities:
      Receivables                                                   (376)           1,477
      Inventories                                                 (4,869)          (3,412)
      Prepaid expenses                                              (405)              59
      Accounts payable                                            (2,361)            (423)
      Accrued and other liabilities                                1,306              609
      Other, net                                                                      136
                                                                --------         --------

   Net cash provided by operating activities                       7,235           13,124
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Capital expenditures                                           (3,052)          (1,061)
                                                                --------         --------
   Net cash used in investing activities                          (3,052)          (1,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Senior Subordinated Notes                              52,250
   Repayment of long-term debt                                    (2,390)         (19,131)
   Payment of financing related fees                             (10,044)            (372)
   Dividend                                                      (51,948)
                                                                --------         --------
   Net cash used in financing activities                         (12,132)         (19,503)

CASH AND CASH EQUIVALENTS:
Net decrease for the period                                       (7,949)          (7,440)
Balance, Beginning of period                                      11,578            9,361
                                                                --------         --------

Balance, End of period                                          $  3,629         $  1,921
                                                                ========         ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEKS ENDED MAY 1, 1999 AND 27 WEEKS ENDED MAY 2, 1998
(UNAUDITED)

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

2.  UNAUDITED FINANCIAL INFORMATION

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 26 weeks and 13 weeks ended May 1, 1999 are not necessarily indicative of the results to be expected for the full year.

3.  INVENTORIES

    Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

                                                          May 1,     October 31,
                                                           1999        1998

         Finished goods                                 $  2,280      $  2,289
         Work-in-process and purchased parts              23,304        18,668
         Raw materials and supplies                       12,298        12,037
                                                        --------      --------
                  Total                                   37,882        32,994
         Reserve for excess and obsolete inventory        (3,485)       (3,466)
                                                        --------      --------

         Inventories - net                              $ 34,397      $ 29,528
                                                        ========      ========

    Inventory is recorded net of progress payments received of approximately $1.2 and $1.4 million at May 1, 1999 and October 31, 1998, respectively.

4.  CONTINGENCIES

    Legal Matters - In October 1996, J.C. Carter Company was named as a respondent in a petition filed in federal district court in Santa Ana, California by Alsthom, a French shipbuilding concern, to enforce an international arbitration award rendered in Paris, France, in favor of Alsthom and against an entity identified as J.C. Carter Company. Argo-Tech believes that J.C. Carter is not the J.C. Carter Company referenced in the arbitration award. On February 23, 1999, the federal district court granted Alsthom a Motion for Summary Judgment against Argo-Tech's J.C. Carter subsidiary to enforce the international arbitration award, for approximately $11.4 million plus interest with respect to a product liability case involving industrial marine pump products. The district court has ordered, however, that judgment shall not be entered at this time because of the claims against the remaining parties to the action. Argo-Tech intends to seek reconsideration of the district court's decision, and when and if an adverse judgment is entered against it, to appeal the judgment and to vigorously pursue its claims for declaratory relief and equitable indemnification against the prior owners of assets relating to the arbitration. In the opinion of Argo-Tech's management, after reviewing the information which is currently available with respect to this matter and consulting with its legal counsel, any liability which may ultimately be incurred with respect to this matter is not expected to materially affect Argo-Tech's financial condition, results of operations or liquidity.

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

RESULTS OF OPERATIONS FOR THE 13 WEEK PERIOD ENDED MAY 1, 1999 COMPARED WITH THE 13 WEEK PERIOD ENDED MAY 2, 1998

         Net revenues for the 13 week period ended May 1, 1999 increased $2.7 million, or 6.5%, to $44.1 million from $41.4 million for the 13 week period ended May 2, 1998. This increase was primarily due to an increase in aerospace revenues of $2.4 million and a $0.3 million increase in industrial and other revenues. The increase in aerospace revenues was attributable to an increase of $2.8 million of commercial revenues and a decrease of $0.4 million in military revenues. The commercial OEM revenues increased $0.2 million, or 2.0%, to $10.3 million and commercial aftermarket revenues increased $2.6 million, or 14.3% to $20.8 million in the 13 week period ended May 1, 1999. Commercial aftermarket revenues were higher primarily due to an increase of overhaul and repair services of $0.8 million and an increase in the demand for spare parts of $1.8 million. Military revenues decreased $0.4 million primarily due to decreased F-15 foreign military sales. Industrial revenues included increased ground fueling revenues of $0.7 million and increased rental revenues at Heritage Business Park of $0.1 million, offset by a reduction in demand for industrial marine products of $0.5 million.

         Gross profit for the 13 week period ended May 1, 1999 increased $7.3 million, or 54.5%, to $20.7 million from $13.4 million in the 13 week period ended May 2, 1998 due to the non-recurrence of $4.5 million of amortization related to the step-up of inventory to fair market value at J.C. Carter that occurred in the second quarter of 1998 and increased aerospace aftermarket revenues offset by higher non-cash Employee Stock Ownership Plan compensation expense. Gross margin for the 13 week period ended May 1, 1999 increased to 46.9% from 32.3% for the 13 week period ended May 2, 1998 due to the non-recurrence of the amortization related to the step-up of Carter inventory to fair value and the higher margin sales mix of aerospace products. Excluding the $4.5 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition, gross margin for the 13 week period ended May 2, 1998 was 43.2%.

         Operating expenses for the 13 week period ended May 1, 1999 increased $0.6 million, or 6.5%, to $9.9 million from $9.3 million in the 13 week period ended May 2, 1998. This increase is primarily attributable to a $0.8 million increase in research and development expense offset by a $0.2 million decrease in general and administrative expenses attributable to non-recurring acquisition and stock appreciation rights plan expenses offset by higher miscellaneous corporate expenses. Operating expenses as a percent of revenues were 22.4% for the 13 week periods ended May 1, 1999 and May 2, 1998, respectively.

         Income from operations for the 13 week period ended May 1, 1999 increased $6.7 million, or 163.4%, to $10.8 million from $4.1 million in the 13 week period ended May 2, 1998. This increase was due to higher aerospace revenues and the non-recurrence of $4.5 million of amortization related to the step-up of inventory in 1998. As a percent of revenues, income from operations for the 13 week period ended May 1, 1999 increased to 24.5% from 9.9% for the 13 week period ended May 2, 1998. Excluding the $4.5 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition of Carter, income from operations as a percent of revenues for the 13 week period ended May 2, 1998 was 20.8%.

         Interest expense for the 13 week period ended May 1, 1999 increased $1.1 million, or 21.2%, to $6.3 million from $5.2 million for the 13 week period ended May 2, 1998 primarily due to the issuance of the $55.0 million Senior Subordinated Notes in connection with the repurchase of common stock of AT Holdings from its largest shareholder on January 4, 1999 partially offset by a lower level of term loans.

         The income tax provision for the 13 week period ended May 1, 1999 increased $1.8 million to $1.6 million from a tax benefit of $0.2 million in the 13 week period ended May 2, 1998. This increase is due to a pre-tax income of $4.5 million for the 13 week period ended May 1, 1999 as compared to a loss of $1.1 million for the 13 week period ended May 2, 1998.

         Net income for the 13 week period ended May 1, 1999 increased $3.9 million to $2.9 million from a loss of $1.0 million for the 13 week period ended May 2, 1998 primarily due to the revenue and expense factors discussed above.

RESULTS OF OPERATIONS FOR THE 26 WEEK PERIOD ENDED MAY 1, 1999 COMPARED WITH THE 27 WEEK PERIOD ENDED MAY 2, 1998

         Net revenues for the 26 week period ended May 1, 1999 decreased $1.6 million, or 1.9%, to $84.2 million from $85.8 million for the 27 week period ended May 2, 1998. This decrease was primarily due to a decrease in aerospace revenues of $2.2 million offset by a $0.6 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $0.7 million of commercial revenues and a decrease of $1.5 million in military revenues. The commercial OEM revenues decreased $0.2 million, or 1.0%, to $19.1 million and commercial aftermarket revenues decreased $0.5 million, or 1.2% to $40.2 million in the 26 week period ended May 1, 1999. Commercial OEM and aftermarket revenues were lower primarily due to one less week in the period as compared to last year. Military revenues decreased $1.5 million primarily due to decreased F-15 foreign military sales. Industrial revenues included increased ground fueling revenues of $1.3 million and increased rental revenues at Heritage Business Park of $0.2 million, offset by a reduction in demand for industrial marine products of $0.9 million.

         Gross profit for the 26 week period ended May 1, 1999 increased $8.5 million, or 28.1%, to $38.8 million from $30.3 million in the 27 week period ended May 2, 1998 primarily due to the non-recurrence of $9.0 million of amortization related to the step-up of inventory to fair market value at J.C. Carter that occurred in the first half of 1998 offset by higher non-cash Employee Stock Ownership Plan compensation expense. Gross margin for the 26 week period ended May 1, 1999 increased to 46.1% from 35.3% for the 27 week period ended May 2, 1998 primarily due to the non-recurrence of the amortization related to the step-up of Carter inventory to fair market value. Excluding the $9.0 million charge for amortization related to the step-up of inventory to fair market value in connection with the acquisition, gross margin for the 27 week period ended May 2, 1998 was 45.8%.

         Operating expenses for the 26 week period ended May 1, 1999 increased $4.5 million, or 24.6%, to $22.8 million from $18.3 million in the 27 week period ended May 2, 1998. This increase is primarily attributable to non-cash compensation expense of $2.8 million associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings largest shareholder on January 4, 1999 and a $1.4 million increase in research and development expense. Operating expenses as a percent of revenues increased to 27.1% for the 26 week period ended May 1, 1999 from 21.3% for the 27 week period ended May 2, 1998. Excluding the $2.8 million non-recurring non-cash compensation expense, operating expenses as a percent of sales were 23.8% for the 26 week period ended May 1, 1999.

         Income from operations for the 26 week period ended May 1, 1999 increased $4.0 million, or 33.3%, to $16.0 million from $12.0 million in the 27 week period ended May 2, 1998. This increase was due to the non-recurrence of $9.0 million of amortization related to the step-up of inventory in 1998 offset by non-cash compensation expense related to the vesting of the stock options and stock appreciation rights in connection with the stock repurchase and increased research and development expense. As a percent of revenues, income from operations for the 26 week period ended May 1, 1999 increased to 19.0% from 14.0% for the 27 week period ended May 2, 1998.

         Interest expense for the 26 week period ended May 1, 1999 increased $0.7 million, or 6.2%, to $12.0 million from $11.3 million for the 27 week period ended May 2, 1998 primarily due to the issuance of the $55.0 million Senior Subordinated Notes in connection with the stock repurchase on January 4, 1999 partially offset by a lower level of term loans.

         The income tax provision for the 26 week period ended May 1, 1999 increased $2.1 million to $2.6 million from $0.5 million in the 27 week period ended May 2, 1998. This increase is due to a pre-tax income of $4.3 million for the 26 week period ended May 1, 1999 as compared to $0.9 million for the 27 week period ended May 2, 1998 and the effect of the non-deductible compensation expense associated with the vesting of stock options and stock appreciation rights.

         Net income for the 26 week period ended May 1, 1999 increased $1.2 million to $1.7 million from $0.5 million for the 27 week period ended May 2, 1998 primarily due to the revenue and expense factors discussed above.

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

         In addition, on September 26, 1997, Argo-Tech acquired all of the outstanding shares of J.C. Carter Company, Inc. for $107.6 million, including acquisition costs. Carter's inventory was increased by $12.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." Based on Carter's inventory turnover rate, $4.5 million, $4.5 million and $1.7 million of this amount is included in cost of revenues for the first, second and third quarters of 1998, respectively.


LIQUIDITY AND CAPITAL RESOURCES

         Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech's primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

         Cash for the period ended May 1, 1999 decreased $7.9 million to $3.6 million, primarily due to the payment of fees associated with the stock repurchase, the scheduled repayment of term loans, an increase in inventory and a decrease in accounts payable offset by improved operating results and a favorable change in accrued and other liabilities.

         Capital expenditures for the 26 weeks ended May 1, 1999 totaled $3.1 million compared to $1.1 million for the 27 weeks ended May 2, 1998. Argo-Tech expects to incur capital expenditures of approximately $3.2 million for the remainder of fiscal year 1999, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

         Long-term debt at May 1, 1999 consisted of $84.9 million principal amount of term loans and $192.3 million principal amount of Senior Subordinated Notes. In December 1998, Argo-Tech issued $55.0 million in principal amount of 8-5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007 in a private offering. The proceeds of the notes were used to pay a dividend of $50.0 million to AT Holdings. On January 4, 1999, this dividend was used, together with the proceeds of AT Holdings' sale of its preferred stock and cash on hand, to finance AT Holdings' repurchase of 639,510 shares of its common stock held by its largest stockholder, AT Holdings, LLC, and to pay fees and expenses incurred in connection with those transactions. Scheduled payments of $2.3 million were made on the term loans. Argo-Tech has available, after $0.3 million of letters of credit, a $19.7 million revolving credit facility. As of May 1, 1999, there were no borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech's subsidiaries to make distributions to Argo-Tech.


YEAR 2000

In June 1997, Argo-Tech initiated activities to identify actions necessary to become Year 2000 compliant. The major activities included an inventory of computer related hardware and software, problem identification and solution definition, implementation and testing. Where necessary, Argo-Tech has implemented these actions to provide uninterrupted, normal operations of critical business systems, including non-information technology systems with embedded technology, before, during and after the Year 2000. For both information technology and non-information technology systems, inventory activity is completed and problem identification and solution definition is approximately 95% complete. Significant progress has been achieved in the implementation phase and testing has begun. Argo-Tech plans to complete implementation and testing on approximately 88% of its information technology systems applications by the end of June 1999. The remaining applicable information technology systems efforts are scheduled for completion, on or about September 1999. Argo-Tech plans to complete the effort that it believes is necessary and prudent to adequately address potential Year 2000 issues on approximately 50% of its non-information technology systems by the end of June 1999, with the remaining projects scheduled for completion on or about the end of November 1999. Argo-Tech believes this schedule will allow it adequate time to assess and correct any significant issues that may materialize or to develop an appropriate contingency plan, if necessary. To date, no issues have arisen that would require a contingency plan.

Argo-Tech is utilizing its existing internal resources to make the required modifications and upgrades necessary to achieve Year 2000 compliance. These internal costs, which are principally comprised of payroll and related costs for information systems personnel, are not separately tracked. Substantially all of the required upgrades are being done in conjunction with normal upgrades and conversions of Argo-Tech's systems and are being funded by cash generated from operations. The assignment of internal information system personnel to the Year 2000 problem has not materially delayed or impacted other information system projects. Purchased hardware and software is being capitalized or expensed in accordance with normal policy. To date, Argo-Tech has spent $1.0 million on upgrading its computer and information technology systems, and expects to spend an additional $0.8 million to complete the project.

Argo-Tech is also actively working with its suppliers to assess their compliance efforts, as well as Argo-Tech's potential exposure to the failure of such suppliers to become Year 2000 compliant. Through the use of questionnaires, Argo-Tech's purchasing department initiated an effort in March of 1998 to evaluate the Year 2000 readiness of its vendors and suppliers. Argo-Tech has received responses from 76% of its key suppliers, which include product and non-product suppliers. A response analysis and follow up effort is now in progress. While Argo-Tech has not yet identified any potential exposure to the failure of such suppliers to become Year 2000 compliant, and currently believes that such exposure is minimal, the reasonably likely worst case scenario is that the failure of suppliers to become compliant could cause delays in the receipt of necessary raw materials or supplies. This may result in interruptions in production of certain products for a period of time, which may delay shipments by Argo-Tech. The reasonably likely worst case scenario if Argo-Tech's systems are not Year 2000 compliant would be that operational and administrative costs could increase if automated functions become limited or would need to be performed manually.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and the Company's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech's dependence on the aerospace industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with its workforce, suppliers, and future acquisitions.



ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the ordinary course of operations, Argo-Tech's major market risk exposure is to changing interest rates. Argo-Tech's exposure to changes in interest rates relates primarily to its long term debt obligations. At May 1, 1999, Argo-Tech has fixed rate debt totaling $195 million, including $2.75 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $84.9 million calculated at Argo-Tech's choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.00% or LIBOR plus 2.00%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08%, 6.10% and 6.805%, respectively. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech's financial condition, results of operations or cash flows.

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

         Reports on Form 8-K - None

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      Date: June 11, 1999   ARGO-TECH CORPORATION



                              By: /s/ Frances S. St. Clair
                                  ------------------------
                                      Frances S. St. Clair
                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer)



                              By: /s/ Paul A. Sklad
                                  ------------------
                                      Paul A. Sklad
                                      Controller
                                      (Principal Accounting Officer)