Form 10-Q
period 1999-07-31
ARGO TECH CORP
filed 1999-09-13
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999, OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


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


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. [X] YES [ ] NO

     ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY AT HOLDINGS CORPORATION.

     AS OF SEPTEMBER 1, 1999, 1 SHARE OF THE REGISTRANT'S COMMON STOCK, $.01 PAR VALUE, WAS OUTSTANDING.

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

  Consolidated Balance Sheets as of July 31, 1999 and October 31, 1998         3

  Consolidated Statements of Operations for the 39 weeks and 13 weeks ended July 31, 1999 and the 40 weeks and 13 weeks ended
      August 1, 1998                                                           4

  Consolidated Statements of Cash Flows for the 39 weeks ended
    July 31, 1999 and the 40 weeks ended August 1, 1998                        5

  Notes to Consolidated Financial Statements                               6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      8 - 12

Item 3 - Quantitative and Qualitative Disclosure about Market Risk       12 - 13


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                    14

Item 6 - Exhibits and Reports on Form 8-K                                     14

Signature                                                                     15

PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED BALANCE SHEETS
JULY 31, 1999 AND OCTOBER 31, 1998
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                        1999           1998
                                                    -----------      ---------
ASSETS                                              (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                           $  5,673       $ 11,578
  Receivables, net                                      25,559         23,866
  Inventories                                           35,171         29,528
  Deferred income taxes and prepaid expenses             5,651          5,353
                                                      --------       --------
        Total current assets                            72,054         70,325
                                                      --------       --------
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation                              35,594         35,982

GOODWILL, net of accumulated amortization              115,166        117,761

INTANGIBLE ASSETS                                       53,202         56,223

DEFERRED FINANCING AND OTHER ASSETS                     16,621          7,904
                                                      --------       --------
Total Assets                                          $292,637       $288,195
                                                      ========       ========
LIABILITIES

CURRENT LIABILITIES:
  Current portion of long-term debt                   $  9,371       $  5,946
  Accounts payable                                       4,953          7,671
  Accrued liabilities                                   21,825         19,791
                                                      --------       --------
        Total current liabilities                       36,149         33,408
                                                      --------       --------
LONG-TERM DEBT, net of current maturities              266,809        221,440

OTHER NONCURRENT LIABILITIES                            29,728         30,685
                                                      --------       --------
        Total  Liabilities                             332,686        285,533
                                                      --------       --------
REDEEMABLE COMMON STOCK                                                 6,713

REDEEMABLE ESOP STOCK                                   50,772         41,475
  Unearned ESOP stock                                   (7,980)        (9,240)
                                                      --------       --------
                                                        42,792         32,235

SHAREHOLDERS' EQUITY/(DEFICIENCY):
  Common Stock, $.01 par value,
    authorized 3,000 shares; 1 share issued
      and outstanding
  Paid-in capital
  Accumulated deficit                                  (82,841)       (36,286)
                                                      --------       --------
        Total shareholders' equity/(deficiency)        (82,841)       (36,286)
                                                      --------       --------
Total Liabilities and Shareholders'
  Equity/(Deficiency)                                 $292,637       $288,195
                                                      ========       ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
UNAUDITED

                                                 39 Weeks        40 Weeks                      13 Weeks Ended
                                                  Ended           Ended
                                              July 31, 1999   August 1, 1998           July 31, 1999   August 1, 1998
                                              -------------   --------------           -------------   --------------

Net revenues                                     $ 128,700        $ 128,631                $ 44,500          $ 42,796
Cost of revenues                                    70,223           81,875                  24,872            26,375
                                                 ---------------------------               --------------------------
       Gross profit                                 58,477           46,756                  19,628            16,421
                                                 ---------------------------               --------------------------
Selling, general and administrative                 21,698           17,087                   7,117             5,554
Research and development                             6,985            5,053                   2,530             1,962
Amortization of intangible assets                    5,608            5,611                   1,868             1,856
                                                 ---------------------------               --------------------------
       Operating expenses                           34,291           27,751                  11,515             9,372
                                                 ---------------------------               --------------------------
Income from operations                              24,186           19,005                   8,113             7,049
Interest expense                                    18,456           16,411                   6,490             5,074
Other, net                                            (232)            (207)                    (51)              112
                                                 ---------------------------               --------------------------
Income before income taxes                           5,962            2,801                   1,674             1,863
                                                 ---------------------------               --------------------------
Income tax provision                                 3,105            1,432                     539               955
                                                 ---------------------------               --------------------------
Net income                                       $   2,857        $   1,369                $  1,135          $    908
                                                 ===========================               ==========================


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)


CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED JULY 31, 1999 AND 40 WEEKS ENDED AUGUST 1, 1998
(In thousands)
UNAUDITED
                                                            1999         1998
                                                           -------      ------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                              $ 2,857     $  1,369
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation                                              4,724        5,080
   Amortization of goodwill and deferred financing costs     7,111        6,441
   Accretion of bonds from stock repurchase                    132
   Compensation expense recognized in connection with
     employee stock ownership plan                           3,998        3,061
   Compensation expense recognized in connection with
     stock appreciation rights and stock options             2,881
   Amortization of inventory step-up                                     10,681
   Deferred income taxes                                    (1,483)      (5,641)

   Changes in operating assets and liabilities:
     Receivables                                            (1,693)         551
     Inventories                                            (5,643)      (3,233)
     Prepaid expenses                                         (426)        (152)
     Accounts payable                                       (2,718)      (1,424)
     Accrued and other liabilities                           3,357        3,065
     Other, net                                                             237
                                                          --------     --------
   Net cash provided by operating activities                13,097       20,035
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (4,336)      (2,345)
                                                          --------     --------
   Net cash used in investing activities                    (4,336)      (2,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Senior Subordinated Notes                        52,250
   Repayment of long-term debt                              (3,587)     (20,296)
   Payment of financing related fees                       (10,213)        (499)
   Dividend                                                (53,116)
                                                          --------     --------
   Net cash used in financing activities                   (14,666)     (20,795)

CASH AND CASH EQUIVALENTS:
Net decrease for the period                                 (5,905)      (3,105)
Balance, Beginning of period                                11,578        9,361
                                                          --------     --------
Balance, End of period                                    $  5,673     $  6,256
                                                          ========     ========


The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 39 WEEKS ENDED JULY 31, 1999 AND 40 WEEKS ENDED AUGUST 1, 1998
(UNAUDITED)

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

2. UNAUDITED FINANCIAL INFORMATION

   The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 39 weeks and 13 weeks ended July 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

   Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

                                                        July 31,     October 31,
                                                          1999          1998

         Finished goods                                 $ 2,246        $ 2,289
         Work-in-process and purchased parts             23,680         18,668
         Raw materials and supplies                      12,935         12,037
                                                        -------        -------
                  Total                                  38,861         32,994
         Reserve for excess and obsolete inventory       (3,690)        (3,466)
                                                        -------        -------
         Inventories - net                              $35,171        $29,528
                                                        =======        =======

   Inventory is recorded net of progress payments received of approximately $0.8 and $1.4 million at July 31, 1999 and October 31, 1998, respectively.

4. CONTINGENCIES

   Legal Matters - In October 1996, J.C. Carter Company was named as a respondent in a petition filed in federal district court in Santa Ana, California by Alsthom, a French shipbuilding concern, to enforce an international arbitration award rendered in Paris, France, in favor of Alsthom and against an entity identified as J.C. Carter Company. Argo-Tech believes that J.C. Carter is not the J.C. Carter Company referenced in the arbitration award. On February 23, 1999, the federal district court granted Alsthom a Motion for Summary Judgment against Argo-Tech's J.C. Carter subsidiary to enforce the international arbitration award, for approximately $11.3 million plus interest with respect to a product liability case involving industrial marine pump products. The district court ordered, however, that judgment would not be entered at that time because of the claims against the remaining parties to the action. Argo-Tech began to pursue its claims for declaratory relief and equitable indemnification against the prior owners of the assets relating to the arbitration. On July 9, 1999, Argo-Tech and the remaining respondents and parties to the action entered into a settlement agreement and mutual release. Argo-Tech agreed to pay a net amount of $0.8 million of the $11.3 million settlement. Payment was made on September 7, 1999. Upon execution of the agreement by the parties and the payment of $11.3 million by the respondents, the parties agreed to execute and file a Stipulation for Dismissal with Prejudice of the Second Amended Petition and Cross-Claims with the federal district court. Argo-Tech entered into this agreement solely for the purpose of compromise and settlement of the disputed claims.

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

5. RECENT RECAPITALIZATION

   On December 17, 1998, AT Holdings entered into an agreement to repurchase 639,510 shares of stock from AT Holdings, LLC, the company's largest shareholder for $79.4 million plus transaction expenses. The transaction, which was consummated on January 4, 1999, was funded by the proceeds of Argo-Tech's issuance of $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007 in a private offering on December 17, 1998, $50.0 million of which was dividended to AT Holdings; the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P.; and cash. On May 27, 1999, the $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes were exchanged for similar notes registered under the Securities Act of 1933. As a result of this recapitalization, Argo-Tech's Employee Stock Ownership Plan became AT Holdings' majority stockholder. In addition, AT Holdings amended its Certificate of Incorporation to provide for the issuance of the preferred stock and Argo-Tech amended its existing credit agreement and indenture to permit the issuance of the Notes, payment of the dividend and amendment of the Supplemental Employee Retirement Plan and the 1997 Stock Appreciation Rights Plan. The Stock Appreciation Rights Plan provided for grants of up to 34,450 stock appreciation rights, 17,225 of which were granted in fiscal years 1997 and 1998. The remaining 17,225 stock appreciation rights were granted in November, 1998. In connection with the stock repurchase, all stock appreciation rights became fully vested in accordance with their terms and were converted into fully vested stock options. In addition, all granted options under the 1991 Performance Stock Option Plan and 1991 Management Incentive Stock Option Plan, to the extent not vested, became fully vested in accordance with their terms on January 4, 1999. The vesting of the stock appreciation rights and stock options resulted in a charge to pre-tax earnings of $2.8 million. In connection with the recapitalization, management's right to require Argo-Tech to repurchase shares of redeemable common stock was eliminated.

6. SUBSEQUENT EVENT

   On August 19, 1999, Argo-Tech purchased all the outstanding stock of Durodyne, Inc., a manufacturer of specialty industrial hose for aerospace, chemical transfer and marine applications for $2.6 million. Durodyne is a subsidiary of J.C. Carter Company, Inc.


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

RESULTS OF OPERATIONS FOR THE 13 WEEK PERIOD ENDED JULY 31, 1999 COMPARED WITH THE 13 WEEK PERIOD ENDED AUGUST 1, 1998

         Net revenues for the 13 week period ended July 31, 1999 increased
$1.7 million, or 4.0%, to $44.5 million from $42.8 million for the 13 week period ended August 1, 1998. This increase was primarily due to an increase in aerospace revenues of $1.2 million and a $0.5 million increase in industrial and other revenues. The increase in aerospace revenues was attributable to an increase of $1.1 million of military revenues and $0.1 million in commercial revenues. Commercial OEM revenues decreased $0.4 million, or 3.7%, to $10.4 million and commercial aftermarket revenues increased $0.5 million, or 2.6%, to $19.7 million in the 13 week period ended July 31, 1999. Commercial aftermarket revenues were higher primarily due to an increase in the demand for spare parts of $0.5 million. Military revenues increased $1.1 million primarily due to the initial production of the F-18E/F 480 gallon fuel tank program and increased F-16 overhaul and repair sales offset by decreased F-15, F-100 and F-110 military OEM sales. Industrial revenues included increased ground fueling revenues of $0.4 million and increased industrial marine products of $0.1 million. Heritage Business Park revenues of $1.2 million were unchanged from the prior comparable period.

         Gross profit for the 13 week period ended July 31, 1999 increased $3.2 million, or 19.5%, to $19.6 million from $16.4 million in the 13 week period ended August 1, 1998 due to the non-recurrence of $1.7 million of amortization related to the step-up of inventory to fair market value at J.C. Carter that occurred in the third quarter of 1998 and increased ground fueling and aerospace aftermarket revenues offset by higher non-cash Employee Stock Ownership Plan compensation expense. Gross margin for the 13 week period ended July 31, 1999 increased to 44.0% from 38.3% for the 13 week period ended August 1, 1998 due to the non-recurrence of the amortization related to the step-up of Carter inventory to fair value and the higher margin sales mix of aerospace products. Excluding the $1.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition of Carter, gross margin for the 13 week period ended
August 1, 1998 was 42.3%.

         Operating expenses for the 13 week period ended July 31, 1999 increased $2.1 million, or 22.3%, to $11.5 million from $9.4 million in the 13 week period ended August 1, 1998. This increase is primarily attributable to the $0.8 million settlement agreement and mutual release on the Motion for Summary Judgment on the international arbitration award granted in favor of Alsthom, a French shipbuilding concern, a $0.5 million increase in research and development expense and higher miscellaneous corporate expenses. Operating expenses as a percent of revenues were 25.8% for the 13 week period ended July 31, 1999 as compared to 22.0% for the 13 week period ended August 1, 1998.

         Income from operations for the 13 week period ended July 31, 1999 increased $1.1 million, or 15.7%, to $8.1 million from $7.0 million in the 13 week period ended August 1, 1998. This increase was due to higher aerospace and ground fueling revenues and the non-recurrence of $1.7 million of amortization related to the step-up of inventory in 1998, offset by higher operating expenses. As a percent of revenues, income from operations for the 13 week period ended July 31, 1999 increased to 18.2% from 16.4% for the 13 week period ended August 1, 1998. Excluding the $1.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition of Carter, income from operations as a percent of revenues for the 13 week period ended August 1, 1998 was 20.3%.

         Interest expense for the 13 week period ended July 31, 1999 increased $1.4 million, or 27.5%, to $6.5 million from $5.1 million for the 13 week period ended August 1, 1998 primarily due to the issuance of the $55.0 million Senior Subordinated Notes in connection with the repurchase of common stock of AT Holdings from its largest shareholder on January 4, 1999, partially offset by a lower level of term loans.

         The income tax provision for the 13 week period ended July 31, 1999 decreased $0.4 million to $0.6 million from $1.0 million in the 13 week period ended August 1, 1998. This decrease is due to a refund of $0.2 million on 1998 federal taxes and a reduction of pre-tax income to $1.7 million for the 13 week period ended July 31, 1999 as compared to $1.9 million for the 13 week period ended August 1, 1998.

         Net income for the 13 week period ended July 31, 1999 increased $0.2 million to $1.1 million from $0.9 million for the 13 week period ended August 1, 1998 primarily due to the revenue and expense factors discussed above.

RESULTS OF OPERATIONS FOR THE 39 WEEK PERIOD ENDED JULY 31, 1999 COMPARED WITH THE 40 WEEK PERIOD ENDED AUGUST 1, 1998

         Net revenues for the 39 week period ended July 31, 1999 increased $0.1 million, or 0.1%, to $128.7 million from $128.6 million for the 40 week period ended August 1, 1998. This change was primarily due to a decrease in aerospace revenues of $1.0 million offset by a $1.1 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $0.6 million of commercial revenues and a decrease of $0.4 million in military revenues. Commercial OEM revenues decreased $0.6 million, or 2.0%, to $29.5 million while commercial aftermarket revenues remained unchanged at $59.9 million in the 39 week period ended July 31, 1999 and the 40 week period ended August 1, 1998, respectively. Commercial OEM revenues were lower primarily due to one less week in the period as compared to last year. Military revenues decreased $0.4 million primarily due to decreased F-15 foreign military sales offset by initial production of the F-18E/F 480 gallon fuel tank program, increased overhaul and repair sales and engineering activity. Industrial revenues included increased ground fueling revenues of $1.7 million and increased rental revenues at Heritage Business Park of $0.2 million, offset by a reduction in demand for industrial marine products of $0.8 million.

         Gross profit for the 39 week period ended July 31, 1999 increased
$11.7 million, or 25.0%, to $58.5 million from $46.8 million in the 40 week period ended August 1, 1998 primarily due to the non-recurrence of $10.7 million of amortization related to the step-up of inventory to fair market value at J.C. Carter that occurred in the 40 week period ended August 1, 1998 and increased ground fueling revenues offset by higher non-cash Employee Stock Ownership Plan compensation expense. Gross margin for the 39 week period ended July 31, 1999 increased to 45.5% from 36.4% for the 40 week period ended August 1, 1998 primarily due to the non-recurrence of the amortization related to the step-up of Carter inventory to fair market value. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair market value in connection with the acquisition, gross margin for the 40 week period ended August 1, 1998 was 44.7%.

         Operating expenses for the 39 week period ended July 31, 1999 increased $6.5 million, or 23.4%, to $34.3 million from $27.8 million in the 40 week period ended August 1, 1998. This increase is primarily attributable to non-cash compensation expense of $2.8 million associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings' largest shareholder on January 4, 1999, a $1.9 million increase in research and development expense, the $0.8 million settlement agreement and mutual release on the Motion for Summary Judgment on the international arbitration award granted in favor of Alsthom, a French shipbuilding concern and a $1.0 million increase in general corporate expenses. Operating expenses as a percent of revenues increased to 26.7% for the 39 week period ended July 31, 1999 from 21.6% for the 40 week period ended August 1, 1998. Excluding the $2.8 million non-recurring non-cash compensation expense, operating expenses as a percent of sales were 24.5% for the 39 week period ended July 31, 1999.

         Income from operations for the 39 week period ended July 31, 1999 increased $5.2 million, or 27.4%, to $24.2 million from $19.0 million in the 40 week period ended August 1, 1998. This increase was primarily due to the non-recurrence of $10.7 million of amortization related to the step-up of inventory in 1998 offset by non-cash compensation expense related to the vesting of the stock options and stock appreciation rights in connection with the stock repurchase and increased corporate and research and development expenses. As a percent of revenues, income from operations for the 39 week period ended July 31, 1999 increased to 18.8% from 14.8% for the 40 week period ended August 1, 1998.

         Interest expense for the 39 week period ended July 31, 1999 increased $2.1 million, or 12.8%, to $18.5 million from $16.4 million for the 40 week period ended August 1, 1998 primarily due to the issuance of the $55.0 million Senior Subordinated Notes in connection with the stock repurchase on January 4, 1999 partially offset by a lower level of term loans.

         The income tax provision for the 39 week period ended July 31, 1999 increased $1.7 million to $3.1 million from $1.4 million in the 40 week period ended August 1, 1998. This increase is due to a pre-tax income of $6.0 million for the 39 week period ended July 31, 1999 as compared to $2.8 million for the 40 week period ended August 1, 1998 and the effect of the non-deductible compensation expense associated with the Employee Stock Ownership Plan and the vesting of stock options and stock appreciation rights.

         Net income for the 39 week period ended July 31, 1999 increased $1.5 million to $2.9 million from $1.4 million for the 40 week period ended August 1, 1998 primarily due to the revenue and expense factors discussed above.

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

         Cash for the period ended July 31, 1999 decreased $5.9 million to $5.7 million, primarily due to the payment of fees associated with the stock repurchase, the scheduled repayment of term loans, an increase in inventory and receivables and a decrease in accounts payable offset by improved operating results and a favorable change in accrued and other liabilities.

         Capital expenditures for the 39 weeks ended July 31, 1999 totaled $4.3 million compared to $2.3 million for the 40 weeks ended August 1, 1998. Argo-Tech expects to incur capital expenditures of approximately $2.0 million for the remainder of fiscal year 1999, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

         Long-term debt at July 31, 1999 consisted of $83.7 million principal amount of term loans and $192.4 million principal amount of Senior Subordinated Notes. In December 1998, Argo-Tech issued $55.0 million in principal amount of 8-5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007 in a private offering. On May 27, 1999, these notes were exchanged for similar notes registered under the Securities Act of 1933. The proceeds of the notes were used to pay a dividend of $50.0 million to AT Holdings. On January 4, 1999, this dividend was used, together with the proceeds of AT Holdings' sale of its preferred stock and cash on hand, to finance AT Holdings' repurchase of 639,510 shares of its common stock held by its largest stockholder, AT Holdings, LLC, and to pay fees and expenses incurred in connection with those transactions. Scheduled payments of $3.6 million were made on the term loans. Argo-Tech has available, after $1.0 million of letters of credit, a $19.0 million revolving credit facility. As of July 31, 1999, there were no borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech's subsidiaries to make distributions to Argo-Tech.

Year 2000

In June 1997, Argo-Tech initiated activities to identify actions necessary to become Year 2000 compliant. The major activities included an inventory of computer related hardware and software, problem identification and solution definition, implementation and testing. Where necessary, Argo-Tech has implemented these actions to provide uninterrupted, normal operations of critical business systems, including non-information technology systems with embedded technology, before, during and after the Year 2000. For both information technology and non-information technology systems, inventory activity and problem identification and solution definition are complete. Significant progress has been achieved in both the implementation and testing phases. Argo-Tech plans to complete implementation and testing on approximately 95% of its information technology systems applications by the end of September 1999. The remaining applicable information technology systems efforts are scheduled for completion on or about the end of October 1999. Argo-Tech plans to complete the effort that it believes is necessary and prudent to adequately address potential Year 2000 issues on approximately 64% of its non-information technology systems by the end of September 1999, with the remaining projects scheduled for completion on or about the end of November 1999. Argo-Tech believes this schedule will allow it adequate time to assess and correct any significant issues that may materialize or to develop an appropriate contingency plan, if necessary. To date, no issues have arisen that would require a contingency plan.

Argo-Tech is utilizing its existing internal resources to make the required modifications and upgrades necessary to achieve Year 2000 compliance. These internal costs, which are principally comprised of payroll and related costs for information systems personnel, are not separately tracked. Substantially all of the required upgrades are being done in conjunction with normal upgrades and conversions of Argo-Tech's systems and are being funded by cash generated from operations. The assignment of internal information system personnel to the Year 2000 problem has not materially delayed or impacted other information system projects. Purchased hardware and software is being capitalized or expensed in accordance with normal policy. To date, Argo-Tech has spent
$1.3 million on upgrading its computer and information technology systems, and expects to spend an additional $0.3 million to complete the project.

Argo-Tech is also actively working with its suppliers to assess their compliance efforts, as well as Argo-Tech's potential exposure to the failure of such suppliers to become Year 2000 compliant. Through the use of questionnaires, Argo-Tech's purchasing department initiated an effort in March, 1998 to evaluate the Year 2000 readiness of its vendors and suppliers. Argo-Tech has received initial responses from 100 % of its key suppliers, which include product and non-product suppliers. Responses have been reviewed and a follow up effort is now in progress. While Argo-Tech has not yet identified any potential exposure to the failure of such suppliers to become Year 2000 compliant, and currently believes that such exposure is minimal, the reasonably likely worst case scenario is that the failure of suppliers to become compliant could cause delays in the receipt of necessary raw materials or supplies. This may result in interruptions in production of certain products for a period of time, which may delay shipments by Argo-Tech. The reasonably likely worst case scenario if Argo-Tech's systems are not Year 2000 compliant would be that operational and administrative costs could increase if automated functions become limited or would need to be performed manually.

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


ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the ordinary course of operations, Argo-Tech's major market risk exposure is to changing interest rates. Argo-Tech's exposure to changes in interest rates relates primarily to its long term debt obligations. At July 31, 1999, Argo-Tech has fixed rate debt totaling $195 million, including $2.75 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $83.7 million calculated at Argo-Tech's choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.00% or LIBOR plus 2.00%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08%, 6.10% and 6.805%, respectively. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech's financial condition, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         In October 1996, J.C. Carter Company was named as a respondent in a petition filed in federal district court in Santa Ana, California by Alsthom, a French shipbuilding concern, to enforce an international arbitration award rendered in Paris, France, in favor of Alsthom and against an entity identified as J.C. Carter Company. Argo-Tech believes that J.C. Carter is not the J.C. Carter Company referenced in the arbitration award. On February 23, 1999, the federal district court granted Alsthom a Motion for Summary Judgment against Argo-Tech's J.C. Carter subsidiary to enforce the international arbitration award, for approximately $11.3 million plus interest with respect to a product liability case involving industrial marine pump products. The district court ordered, however, that judgment would not be entered at that time because of the claims against the remaining parties to the action. Argo-Tech began to pursue its claims for declaratory relief and equitable indemnification against the prior owners of the assets relating to the arbitration. On July 9, 1999, Argo-Tech and the remaining respondents and parties to the action entered into a settlement agreement and mutual release. Argo-Tech agreed to pay a net amount of $0.8 million of the $11.3 million settlement. Payment was made on September 7, 1999. Upon execution of the agreement by the parties and the payment of $11.3 million by the respondents, the parties agreed to execute and file a Stipulation for Dismissal with Prejudice of the Second Amended Petition and Cross-Claims with the federal district court. Argo-Tech entered into this agreement solely for the purpose of compromise and settlement of the disputed claims.

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


Date: September 10, 1999              ARGO-TECH CORPORATION

                                  By: /s/ Frances S. St. Clair
                                      ------------------------
                                      Frances S. St. Clair

                                      Vice President and Chief Financial Officer
                                      (Duly Authorized Officer)



                                  By: /s/ Paul A. Sklad
                                      -----------------
                                      Paul A. Sklad
                                      Controller
                                      (Principal Accounting Officer)