Form 10-K405
period 1999-10-30
ARGO TECH CORP
filed 2000-01-28
CIK 1047837

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                         ANNUAL REPORT PURSUANT TO THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 30, 1999         Commission File No. 333-38223

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

     As of January 25, 2000, one share of the Registrant's Common Stock, $.01 par value per share, was outstanding.

                   Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS.

     We are a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. We provide a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. We are the world's leading supplier of main engine fuel pumps to the commercial aircraft industry and are a leading supplier of airframe products and aerial refueling systems. Since 1991, until the acquisition of J.C. Carter Company, Inc., we were primarily a manufacturer of main engine fuel pumps. In September 1997, we expanded our product lines through the acquisition of the outstanding capital stock of Carter, a California corporation. Carter's product lines include airframe pumps and accessories, military aerial refueling systems and other fuel system components such as valves and ground fueling components, as well as the production and service of liquid natural gas pumps. In August 1999, we acquired the outstanding capital stock of Durodyne, Inc., an Arizona corporation. Durodyne is a manufacturer of speciality industrial hose for aerospace, chemical transfer and marine applications. Durodyne is operated as a subsidiary of Carter. We also operate a materials laboratory and a business park in Cleveland, Ohio, where we maintain our headquarters and primary production facilities.

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

     Our products also include large regional and business jet applications, including the main engine fuel pumps used on the BR710 engine, which is used on the high-end Bombardier Canadair Aerospace Global Express and the Gulfstream Aerospace Corp. V aircraft. We also supply main engine fuel pumps for the GE CF34-8C engine program, which is used on the Canadair RJ700 regional and business aircraft and has been selected as the engine for the Embraer ERJ-170 70 passenger regional jet.

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

     New Products. We are continually developing new market opportunities, which include lube oil and scavenge pumps as well as fuel flow dividers. Lube oil and scavenge pumps supply lubrication to aerospace and industrial gas turbine engine components. Fuel flow dividers divide fuel flow into precisely metered portions for more efficient combustion and lower emissions. We secured a contract with Rolls-Royce to supply components on an industrial power generation platform which is currently in production. Due to aggressive marketing and an established record of performance with our engine customers, we have also gained entry into the land-based gas turbine business, securing development and production contracts with GE, Pratt and Whitney, Rolls-Royce and Siemens Westinghouse.

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

  Industrial

     We have been widely recognized as a leading designer and supplier of high performance submerged motor pumps for liquefied gas. In 1987, we sold the original equipment manufacture (OEM) business for industrial liquid natural gas pumps installed outside North America. However, an agreement concluded in January 2000 will allow us to re-enter the OEM business. The sale of OEM pumps will add to our current business of providing spare parts, testing, and performing upgrade and repair services on our existing installed base of pumps.

AFTERMARKET SALES

     Aftermarket sales comprise the largest component of our business. Aftermarket sales consist of spare parts sales and overhaul, retrofit, repair and technical support services to commercial and military customers worldwide. Currently, approximately 30% of our spare parts sales are attributable to overhaul and repair services that we perform, with the remaining sales resulting from spare part purchases by third-party shops and airlines. We overhaul and repair approximately 25% of the Argo-Tech products we manufacture. We also perform overhaul services for products manufactured by third parties.

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

     Upsilon International Corporation, in its capacity as distributor of certain of our products to foreign customers, accounted for approximately 17% of our net revenues for the fiscal year ended October 30, 1999. No other customer accounted for more than 10% of our revenues during this period.

  Ground Fueling

     Most ground fueling products are sold to customers through independent distributors. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, our ground fueling products are purchased by several oil companies, including several state-run oil companies and airport authorities. In fiscal 1999, approximately 42% of our ground fueling sales were to customers outside the U.S.

  Industrial

     The industrial customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants, large architectural and engineering companies worldwide and electric power generation companies.

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

     Although we believe that our operations and facilities are currently in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations of such laws or the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for environmental remediation for the 2000 fiscal year.

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

COMPETITION

     Competition among aerospace component manufacturers is based on product quality, reliability and on-time delivery. Our primary main engine fuel pump competitors are Hamilton Sundstrand, BF Goodrich Company and TRW. Hamilton Sundstrand is our closest competitor in the main engine fuel pump market.

     Competitors in our other product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. Our primary airframe pump competitors are BAE Systems, Crane-Hydroaire and Intertechnique, S.A.; our primary airframe valve competitors are Parker-Hannifin Corporation, ITT Aerospace Controls and Whittaker Controls; our primary ground fueling competitor is Whittaker; and our primary aerial refueling competitor is Parker-Hannifin.

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

EMPLOYEES

     As of October 30, 1999, we had 790 full-time employees of which 478 are salaried and 312 are hourly. Over 36% of the salaried employees have college degrees, with over 10% holding advanced degrees. The 214 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2000 and have an average of over 18 years of experience in the industry.

ITEM 2.  PROPERTIES.

     We own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine fuel pump business and lease almost one million square feet of the facility to third parties. We believe that this facility's machinery, plants and offices are in satisfactory operating condition. We also believe that it has sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures.

     We also own a 9.2 acre facility in Costa Mesa, California, which encompasses 165,000 covered square feet. We manufacture certain of our airframe products and accessories, ground fueling and aerial refueling equipment at this facility. We believe that our Costa Mesa facility has sufficient capacity to permit further growth in those product lines without significant additional capital expenditures.

     Durodyne's leased facility in Tucson, Arizona encompasses 85,000 square feet and includes available space for expansion. We manufacture specialty industrial hose for aerospace, chemical transfer and marine applications at this facility. We believe this facility has sufficient capital and capacity to permit further growth in those product lines without significant additional capital expenditures.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     SELECTED HISTORICAL FINANCIAL AND OTHER DATA OF ARGO-TECH CORPORATION

     The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1995 through 1999, which have been derived from our audited consolidated financial statements for those years. Our fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 30, 1999 is referred to as "fiscal 1999." The fiscal year ended October 30, 1999 consisted of 52 weeks, the fiscal year ended October 31, 1998 consisted of 53 weeks and the remaining fiscal years presented consisted of 52 weeks. The information presented below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

                                                               FISCAL YEAR ENDED
                                     ----------------------------------------------------------------------
                                     OCTOBER 30,   OCTOBER 31,    OCTOBER 25,    OCTOBER 26,    OCTOBER 28,
                                        1999          1998           1997           1996           1995
                                     -----------   -----------    -----------    -----------    -----------
                                                             (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
     Net revenues..................   $176,540      $174,143       $117,086       $ 96,437       $ 86,671
                                      --------      --------       --------       --------       --------
     Gross profit..................     79,758        66,940         46,132         38,555         32,449
     Operating expenses............     45,912        38,881         19,482         19,277         17,390
                                      --------      --------       --------       --------       --------
     Income from operations........     33,846        28,059         26,650         19,278         15,059
     Interest expense..............     25,003        21,030         12,827         10,138         11,924
     Other, net....................       (516)         (268)          (404)          (112)          (588)
     Income tax provision..........      4,021         3,400          4,841          3,608          1,553
     Extraordinary loss(a).........         --            --          1,529             --             --
                                      --------      --------       --------       --------       --------
     Net income....................   $  5,338      $  3,897       $  7,857       $  5,644       $  2,170
                                      ========      ========       ========       ========       ========
BALANCE SHEET DATA
  (AT END OF PERIOD):
     Total assets..................   $294,745      $288,195       $300,960       $167,106       $167,057
     Working capital...............     35,378        36,917         42,647         25,531         23,098
     Long-term debt (including
       current maturities).........    276,987       227,386        248,862        107,607        118,607
     Redeemable preferred stock....         --            --             --         25,908         25,908
     Redeemable common stock.......         --         6,713          4,813          4,067          3,311
     Redeemable ESOP stock, net....     43,212        32,235         18,906         11,974          5,767
     Shareholder's
       equity/(deficiency)(b)......    (78,955)      (36,286)       (27,941)       (28,219)       (25,617)
OTHER DATA:
     Gross margin..................      45.2%         38.4%          39.4%          40.0%          37.4%
     Adjusted EBITDA(c)............   $ 52,284      $ 56,940       $ 38,591       $ 29,069       $ 23,901
     Adjusted EBITDA margin(d).....      29.6%         32.7%          33.0%          30.1%          27.6%
     Net cash flows provided by
       operating activities........   $ 15,298      $ 29,771       $ 17,597       $ 15,942       $ 17,846
     Net cash flows used in
       investing activities........     (8,637)       (5,610)      (110,252)        (3,355)        (2,918)
     Net cash flows provided by
       (used in) financing
       activities..................    (14,366)      (21,994)        88,460        (11,000)       (19,730)

                                                               FISCAL YEAR ENDED
                                     ----------------------------------------------------------------------
                                     OCTOBER 30,   OCTOBER 31,    OCTOBER 25,    OCTOBER 26,    OCTOBER 28,
                                        1999          1998           1997           1996           1995
                                     -----------   -----------    -----------    -----------    -----------
                                                             (DOLLARS IN THOUSANDS)
Depreciation, goodwill, identified
intangibles and deferred financing
fee amortization...................  15,973...        15,279         10,960          8,653          8,577
     Capital expenditures..........  6,050....         5,610          2,690          3,355          2,918
     Cash interest expense(e)......  23,069...        20,040         11,940          8,947         10,519
     Ratio of Adjusted EBITDA to
       cash interest expense.......       2.3x          2.8x           3.2x           3.2x           2.3x
     Ratio of earnings to fixed
       charges(f)..................       1.4x          1.3x           2.1x           1.9x           1.3x

---------------

(a) The extraordinary loss, net of federal income tax benefits of $1,019, relates to the write-off of unamortized debt issuance costs of a credit facility that was refinanced on July 18, 1997.

(b) Includes a dividend of $50.0 million to AT Holdings. These funds came from the issuance of $55.0 million in principal amount of 8 5/8% senior subordinate notes, issued at a 5% discount, due 2007.

(c) Adjusted EBITDA represents income from operations plus non-cash charges as follows:

                                                              FISCAL YEAR ENDED
                                   -----------------------------------------------------------------------
                                   OCTOBER 30,    OCTOBER 31,    OCTOBER 25,    OCTOBER 26,    OCTOBER 28,
                                      1999           1998           1997           1996           1995
                                   -----------    -----------    -----------    -----------    -----------
                                                           (DOLLARS IN THOUSANDS)
Income from operations...........   $ 33,846       $ 28,059       $ 26,650       $ 19,278       $ 15,059
Depreciation, goodwill and
  intangible amortization........     14,039         14,289          7,525          7,462          7,172
Compensation expense -- ESOP.....      4,322          3,911          2,920          2,329          1,670
Write-off of inventory
  acquisition
  step-up........................         77         10,681          1,496             --             --
                                    --------       --------       --------       --------       --------
Adjusted EBITDA..................   $ 52,284       $ 56,940       $ 38,591       $ 29,069       $ 23,901
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

(e) Cash interest expense represents interest expense less amortization of deferred financing fees of $1,934,000, $990,000, $887,000, $1,191,000, and
    $1,405,000, in the fiscal years ended October 30, 1999, October 31, 1998, October 25, 1997, October 26, 1996, and October 28, 1995, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     In fiscal 1999, the aerospace business generated approximately 85% of our net revenues. The balance of our net revenues were generated from sales of ground fueling equipment, certain industrial products and revenues from the operation of Heritage Business Park. Approximately 80% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 20% of our aerospace revenues.

     In fiscal 1999, sales to commercial OEMs represented approximately 33% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul services at significantly higher margins. Over the approximately 25 year life cycle of an aircraft program, commercial spare parts and overhaul services for products we manufacture often generate six or more times the aggregate net revenues of the OEM program.

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

GENERAL

     The following should be read together with "Selected Historical Financial and Other Data of Argo-Tech Corporation" and our Financial Statements and the related notes included elsewhere in this report. Our fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 30, 1999 is referred to as "fiscal 1999." The fiscal year ended October 30, 1999 consisted of 52 weeks, the fiscal year ended October 31, 1998 consisted of 53 weeks and the fiscal year ended October 25, 1997 consisted of 52 weeks.

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

          - the cyclicality of the commercial aerospace industry,

          - the funding of new aerospace product development programs,

          - the formation of our Employee Stock Ownership Plan (the "ESOP") in 1994, and

          - our ownership of Heritage Business Park.

     During the period 1993 to 1995, the aerospace industry experienced a significant downturn in its business cycle. In fiscal 2000, we anticipate another, but less significant, downturn in the commercial aerospace business cycle. We believe the decrease in our aerospace revenue will be offset by an increase in ground fueling equipment and industrial product revenues. This change in the sales mix will result in lower gross profit primarily due to unabsorbed fixed factory cost in the Cleveland facility. In addition, we anticipate a continued reduction in the reimbursement of development programs and higher research and development costs partially offset by a decrease in selling, general and administrative expenses. This will reduce EBITDA and operating income for fiscal 2000.

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

ESOP

     We established our ESOP in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings Corporation, with the proceeds of a $16.8 million ten-year loan funded through a credit facility which was refinanced on July 18, 1997. The ESOP, which includes approximately 300 of our salaried employees, represents an ownership interest in AT Holdings of approximately 57%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders' equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $4.3 million, $3.9 million and $2.9 million for the fiscal years ended 1999, 1998 and 1997, respectively. We believe that our ESOP has been successful in motivating and compensating our salaried employees on a cost-efficient basis.

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

ACQUISITIONS

     On September 26, 1997 we acquired all of the outstanding shares of Carter, a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of $140 million in principal amount of our 8 5/8% senior subordinated notes. The results of Carter's operations have been combined with our results of operations since the date of the acquisition. The purchase price of $107.6 million exceeded the net assets of Carter at the date of acquisition by $99.7 million. Of that excess, $60.6 million was assigned to identified intangible assets and the remainder of $39.1 million was considered goodwill that is being amortized on a straight-line basis over 40 years. The acquisition was accounted for using the purchase method of accounting and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date.

     On August 19, 1999, Carter purchased all of the outstanding stock of Durodyne, Inc., a manufacturer of specialty industrial hose for aerospace, chemical transfer and marine applications for $3.4 million, including acquisition costs. The acquisition was funded with $2.3 million of cash and a note payable for $1.1 million. Durodyne is a subsidiary of Carter. The acquisition was accounted for using the purchase method of accounting and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date. The results of its operations have been included since the date of acquisition. The purchase price of $3.4 million exceeded the net assets of Durodyne at the date of acquisition by $1.6 million. This amount was considered goodwill that is being amortized on a straight-line basis over 40 years.

EXPORT SALES

     Substantially all of our export sales are all denominated in U.S. dollars. Export sales for fiscal years 1999, 1998 and 1997 were $80.7 million, $82.2 million and $59.5 million, respectively. Sales to Europe were $30.5 million, $29.8 million and $18.8 million. Export sales to all other regions, individually less than 10%, were $50.2 million, $52.4 million and $40.7 million for fiscal years 1999, 1998 and 1997, respectively.

YEAR 2000

     Argo-Tech did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, Argo-Tech does not expect any significant impact to its on-going business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year-end periods. Argo-Tech believes that any such problems are likely to be minor and correctable. In addition, Argo-Tech could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. Argo-Tech currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

     Argo-Tech expended $1.5 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

                                                     FISCAL YEAR ENDED
                                -----------------------------------------------------------
                                OCTOBER 30, 1999    OCTOBER 31, 1998    OCTOBER 25, 1997(a)
                                ----------------    ----------------    -------------------
Net revenues..................       100.0%              100.0%                100.0%
Gross profit..................        45.2%               38.4%                 39.4%
Operating expenses............        26.0%               22.3%                 16.6%
Income from operations........        19.2%               16.1%                 22.8%
Interest expense..............        14.2%               12.1%                 11.0%
Other, net....................        (0.3)%              (0.2)%                (0.3)%
Income before income taxes....         5.3%                4.2%                 12.1%
Income tax provision..........         2.3%                2.0%                  4.1%
Income before extraordinary
  items.......................         3.0%                2.2%                  8.0%
Extraordinary loss............          --                  --                   1.3%
Net income....................         3.0%                2.2%                  6.7%

---------------

(a) Includes the results of Carter from September 26, 1997, the date of acquisition, to October 25, 1997.

FISCAL 1999 COMPARED WITH FISCAL 1998

     Net revenues for fiscal 1999 increased $2.4 million, or 1.4%, to $176.5 million from $174.1 million for fiscal 1998. This change was primarily due to a decrease in aerospace revenues of $3.2 million offset by a $5.6 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $3.5 million in commercial revenue and an increase of $0.3 million in military revenues. Commercial OEM revenues decreased $2.7 million, or 6.4%, to $39.5 million and commercial aftermarket revenues decreased $0.8 million, or 1.0%, to $79.8 million. The decrease in commercial aerospace revenues can be attributable to one less week being reported in the period ended October 30, 1999 as compared to the period ended October 31, 1998 and a slight weakening in demand for aerospace products as we enter the downturn in the business cycle. Military revenues increased $0.3 million, or 1.0%, to $30.1 million primarily due to the initial production of the F-18E/F 480 gallon fuel tank program offset by decreased F-15 foreign military sales. Industrial revenues included increased ground fueling revenues of $4.7 million, or 47.0%, to $14.7 million, increased industrial marine revenues of $0.6 million, or 10.0%, to $6.6 million and increased rental revenues at Heritage Business Park of $0.3 million, or 6.4%, to $5.0 million. Materials Lab service revenues of $0.8 million remained unchanged from the prior fiscal year. Approximately 45.7% of fiscal 1999 net revenues were attributable to export sales to foreign customers compared to 47.2% in fiscal 1998. Substantially all such sales were denominated in U.S. dollars.

     Gross profit for fiscal 1999 increased $12.8 million, or 19.1%, to $79.7 million from $66.9 million for fiscal 1998. Gross margin increased to 45.2% for fiscal 1999 from 38.4% in fiscal 1998. The increase in gross profit and gross margin is due to the non-recurrence of $10.7 million of amortization related to the step-up of Carter inventory to fair market value that occurred in fiscal 1998 and improved operating performance in the Cleveland facility partially offset by an unfavorable Carter sales mix. Excluding the $10.7 million charge for amortization related to the step-up of Carter inventory to fair market value, gross margin for fiscal 1998 would have been 44.6%.

     Operating expenses for fiscal 1999 increased $7.0 million, or 18.0% to $45.9 million from $38.9 million in fiscal 1998. This increase is primarily attributable to non-cash compensation expense of $2.8 million associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings' largest shareholder on January 4, 1999, a $2.4 million increase in research and development expense, the $0.8 million settlement agreement and mutual release resulting from the international arbitration award granted in favor of Alsthom, a French shipbuilding concern, against Carter, and a $1.0 million increase in general corporate expenses associated with severance and non-compete agreements. Operating expenses as a percent of revenues increased to 26.0% for fiscal 1999 from 22.3% in fiscal 1998. Excluding the $2.8 million non-recurring non-cash compensation expense, operating expenses as a percent of sales were 24.4% for fiscal 1999.

     Income from operations for fiscal 1999 increased $5.7 million, or 20.3%, to $33.8 million from $28.1 million for fiscal 1998 and increased as a percentage of net revenue to 19.2% in fiscal 1999 from 16.1% in fiscal 1998. These increases were primarily due to the non-recurrence of $10.7 million of amortization related to the step-up of inventory in 1998 and improved operating performance at the Cleveland facility offset by non-cash compensation expense related to the vesting of the stock options and stock appreciation rights in connection with the stock repurchase and increased corporate and research and development expenses.

     Interest expense for fiscal 1999 increased $4.0 million, or 19.0%, to $25.0 million from $21.0 million for fiscal 1998 primarily due to the issuance of $55.0 million of senior subordinated notes in connection with the stock repurchase on January 4, 1999, partially offset by a lower level of term loans.

     The income tax provision for fiscal 1999 increased $0.6 million, or 17.6%, to $4.0 million from $3.4 million in fiscal 1998. This increase is due to pre-tax income of $9.3 million for fiscal 1999 as compared to $7.3 million for fiscal 1998 and the effect of the non-deductible compensation expense associated with the Employee Stock Ownership Plan and the vesting of stock options and stock appreciation rights. The effective tax rate for fiscal 1999 was 43.0% compared to 46.6% for fiscal 1998. This decrease is due to the effect of the non-deductible amortization of intangible assets in proportion to higher pre-tax income in fiscal 1999 as compared to fiscal 1998.

     Net income for fiscal 1999 increased $1.4 million, or 35.9%, to $5.3 million from $3.9 million for fiscal 1998 primarily due to the revenue and expense factors discussed above. Excluding the $10.7 million charge for amortization related to the step-up of inventory to fair value in connection with the acquisition of Carter, net income in fiscal 1998 would have been $10.3 million.

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

     In March 1997, we repurchased all of the preferred stock reflected on our financial statements, totaling $25.9 million, along with accrued dividends of $19.3 million, in exchange for $41.1 million of subordinated notes and cash of $4.1 million. Interest on those subordinated notes was payable quarterly at 11.25% and they were to have matured on December 31, 2007. We also had $5.0 million of notes payable, which were to mature on December 31, 2007. These notes payable paid interest quarterly at the prime rate and were subordinate to our senior debt. The subordinated notes and the notes payable, together with the accrued interest of approximately $0.6 million, were repaid with the proceeds of our September 1997 offering of $140.0 million principal amount of 8 5/8% senior subordinated notes due 2007.

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

     In September 1997, we amended our refinanced credit facility to allow for the acquisition of Carter and the issuance of $140.0 million of 8 5/8% senior subordinated notes. The amended credit facility consists of a seven-year $110.0 million term loan and a seven-year $20.0 million revolving credit facility. As of October 30, 1999, we have $81.4 million principal amount of term loans outstanding under this amended credit facility. We also have available, after $1.0 million of letters of credit, $17.0 million of the seven-year $20.0 million revolving credit facility. The unused balance of the revolving credit facility is subject to a .375% commitment fee. Our credit facility contains a number of covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. It also requires us to comply with certain financial ratios and tests, under which we will be required to achieve certain financial and operating results. We were in compliance with all financial ratios and tests at October 30, 1999. The credit facility contains no restrictions on the ability of our subsidiaries to make distributions to us. Interest is calculated, at our choice, using an Alternate Base Rate ("ABR") or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate for fiscal year 1999 ranged from 0.25% to 1.00% plus ABR or 1.25% to 2.00% plus LIBOR.

     Proceeds from the September 1997 offering of senior subordinated notes, together with a portion of the borrowings under our credit facility were used to finance the acquisition of Carter, repay in full $46.1 million in notes payable and subordinated notes, and to pay related fees and expenses. The senior subordinated notes bear interest at a rate of 8 5/8% per year, payable on each April 1 and October 1. Interest payments commenced on April 1, 1998. These notes have been jointly, severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries, with the exception of two inconsequential direct, and two inconsequential indirect, wholly owned subsidiaries. The indenture under which these senior subordinated notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions.

     On December 17, 1998, the Company issued $55.0 million in principal amount of 8- 5/8% senior subordinated notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering, along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P. and cash on hand, were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the Company's largest shareholder, for $79.4 million plus transaction expenses. At October 30, 1999 the accreted value of this offering was $52.4 million.

     We entered into three interest rate swap agreements with a financial institution which fixed the interest rate on the notional amounts of $20.0 million at 5.80% and $20.0 million at 5.715% through October 1997, and $30.0 million at 6.66% through October 2000. The amounts of the swap agreements for fiscal years 1999, 1998 and 1997 were $30.0 million. When we refinanced our credit facility in July 1997, we also unwound $40.0 million of the swap agreements which were to terminate in October 1997. The remaining $30.0 million swap was transferred to another financial institution in notional amounts of $10.0 million which fixed the rates at 6.775%, 6.775%, and 6.805% through October 2000. On October 1, 1998 we terminated a $10.0 million swap that had a fixed rate of 6.775% and was to terminate on October 27, 2000. We replaced this swap with a $10.0 million swap that has a fixed rate of 6.08% and will terminate on October 31, 2003. On December 17, 1998 we terminated a $10.0 million swap that had a fixed rate of 6.775% and was to terminate on October 27, 2000 and replaced it with a $10.0 million swap that has a fixed rate of 6.10% and will now terminate on December 31, 2003. The gains/losses were recognized as interest expense and amounted to a $0.4 million loss in fiscal year 1999 and 1998, respectively, and a $0.3 million loss in fiscal year 1997. We have no other derivative financial instruments.

     Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 1999 decreased $14.5 million to $15.3 million primarily as a result of an increase in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities. Cash provided by operating activities for fiscal 1998 increased $12.2 million to $29.8 million primarily as a result of improved operating results which included a full year of Carter, a decrease in accounts receivable and an increase in accounts payable and accrued and other liabilities offset by an increase in inventory, net of the amortization of inventory step-up to fair value. Cash provided by operating activities for fiscal 1997 increased $1.7 million to $17.6 million primarily as a result of improved operating results offset by an increase in receivables and a decrease in accounts payable.

     Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 1999 was $8.6 million which included the acquisition of Durodyne, net of cash acquired, of $2.6 million and the purchase of property, plant and equipment of $6.0 million. Net cash used in investing activities for fiscal 1998 was $5.6 million for the purchase of property, plant and equipment. Net cash used in investing activities for fiscal year 1997 was $110.3 million which included the acquisition of Carter for $107.6 million, and capital expenditures of $2.7 million. Expenditures for property, plant and equipment were $6.0 million, $5.6 million, and $2.7 million for fiscal years 1999, 1998, and 1997, respectively. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

     Cash Flows from Financing Activities. Cash used in financing activities for fiscal 1999 was $14.4 million which was primarily due to the payment of fees associated with the repurchase of common stock from AT Holdings' largest shareholder and scheduled repayments, as well as voluntary payments, of long-term debt, offset by a borrowing on the revolving credit facility. Cash used in financing activities for fiscal 1998 was $21.9 million which was primarily used to make scheduled repayments as well as voluntary and mandatory pre-payments of long-term debt. Cash provided by financing for fiscal 1997 was $88.5 million, consisting of net borrowings of $141.0 million offset by the redemption of preferred stock and payment of accrued interest totaling $45.2 million and payment of $7.3 million in deferred financing fees related to our credit facility and the offering of the 1997 senior subordinated notes.

     Capital Expenditures. Our capital expenditures for fiscal 1999 totalled $6.0 million, which included over 200 projects. Most of these projects related to maintaining existing facilities and equipment and systems to support current operating activities. For fiscal 2000, we estimate that capital expenditures will total $5.0 million. These expenditures will support approximately 200 projects. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

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

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," was issued in June 1999. This statement delays the effective date of SFAS No. 133 until the fiscal quarters of fiscal years beginning after June 15, 2000. We have not yet completed our evaluation of SFAS No. 133, but we do not anticipate a material impact on our consolidated financial statements from the adoption of this accounting standard.

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

THE AEROSPACE INDUSTRY IS A HIGHLY REGULATED, HIGHLY COMPETITIVE INDUSTRY.

     The following risk factors describe the risks associated with the aerospace industry generally:

     - The aerospace industry is cyclical

     Substantially all of our gross profit and operating income is derived from sales of products to the aerospace industry. The commercial OEM segment of the aerospace industry has historically been subject to fluctuations due to general economic conditions. A reduction in airline travel will generally result in reduced orders for new commercial aircraft, reduced utilization of commercial aircraft and a corresponding decrease in our sales of new components, related income and cash flow. The commercial airline industry was adversely affected by a severe downturn during the three year period ended December 31, 1993. This downturn resulted in record losses for the commercial airline industry and a decrease in production of commercial engine and airframe assemblies, which caused a corresponding decline in the aerospace industry from 1993 to 1995. Accordingly, our commercial OEM business experienced a similar decline. In addition, our aftermarket sales were negatively affected as airlines delayed purchases of spare parts, preferring to use existing spare parts inventory. We believe that airlines currently maintain little or no spare parts inventory, which should cause future aftermarket sales to remain relatively stable even in an OEM downturn. However, we cannot be assured that airlines will not increase their spare parts inventory in the future. Any such increase in inventories, combined with an economic downturn, could have a material adverse effect on our business and profitability. We anticipate that the aerospace industry will enter another downturn in its business cycle in fiscal 2000.

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

     - Government Contracts are subject to reductions in defense spending

     Approximately 20.0% of our sales in fiscal 1999 were related to products used in U.S. designed military aircraft. In general, the U.S. defense budget has been declining in recent years, which has resulted in reduced demand for new aircraft and spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense budget will not continue to decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business and profitability.

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

     - Potential risk of product liability claims

     On July 9, 1999, Argo-Tech entered into a settlement agreement and mutual release for the purpose of settlement of a disputed claim made against Carter by Alsthom, a French shipbuilding concern. Alsthom had filed a petition in Santa Ana, California to enforce an international arbitration award rendered in Paris, France, in favor of Alsthom and against an entity identified as J.C. Carter Company. Argo-Tech's portion of the $11.3 million settlement was $0.8 million.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the ordinary course of operations, Argo-Tech's major market risk exposure is to changing interest rates. Argo-Tech's exposure to changes in interest rates relates primarily to its long term debt obligations. At October 30, 1999, Argo-Tech has fixed rate debt totaling $195 million, including $2.75 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $83.4 million calculated at Argo-Tech's choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.00% or LIBOR plus 2.00%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08%, 6.10% and 6.805%, respectively. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech's financial condition, results of operations or cash flows.

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

                 NAME                   AGE                     POSITION
                 ----                   ---                     --------
Michael S. Lipscomb...................  53     Chairman, President & CEO, Director
Paul R. Keen..........................  50     Vice President, General Counsel &
                                               Secretary, Director
Frances S. St. Clair..................  44     Vice President and CFO, Director

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

     PAUL R. KEEN has been Vice President, General Counsel and Secretary since 1990. Mr. Keen was named Vice President and General Counsel in 1987, and became Secretary in December 1990. Prior to 1987, he spent the majority of his career with TRW as Senior Counsel, Securities and Finance and as primary legal counsel to two operating groups. Mr. Keen joined the Board of Directors of Argo-Tech in April 1999.

     FRANCES S. ST. CLAIR has been Vice President and Chief Financial Officer since 1992. Ms. St. Clair joined the Company in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Ms. St. Clair received her C.P.A. certification in 1984. Ms. St. Clair joined the Board of Directors of Argo-Tech in April 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth, for the fiscal years 1999, 1998, and 1997, certain information about the compensation paid to the Chief Executive Officer and each of our other three most highly compensated executive officers (the "Named Executives"). David L. Chrencik resigned his position as Vice-President, Operations of Argo-Tech in December 1999.

                                                   ANNUAL COMPENSATION
                                           -----------------------------------        ALL OTHER
       NAME AND PRINCIPAL POSITION         FISCAL YEAR     SALARY      BONUS      COMPENSATION(1)(2)
       ---------------------------         -----------    --------    --------    ------------------
Michael S. Lipscomb......................     1999        $339,200    $205,544         $47,623
  Chairman, President and CEO                 1998        $300,000    $220,080         $43,488
                                              1997        $300,000    $168,228         $44,481
David L. Chrencik........................     1999        $164,675    $ 86,170         $ 5,700
  Vice President, Operations                  1998        $153,000    $ 70,329         $ 5,434
                                              1997        $140,856    $ 57,348         $ 4,959
Paul R. Keen.............................     1999        $189,045    $ 88,387         $ 6,235
  Vice President, General Counsel             1998        $167,496    $ 76,040         $ 6,746
     and Secretary                            1997        $155,352    $ 66,691         $ 6,242
Frances S. St. Clair.....................     1999        $168,648    $ 86,170         $ 4,278
  Vice President and CFO                      1998        $153,000    $ 70,329         $ 4,115
                                              1997        $140,856    $ 57,348         $ 3,784

---------------

(1) Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 1997, 1998 or 1999.

(2) The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $22,000, $19,000, and $22,000 for fiscal years 1999, 1998, and 1997, respectively, paid as directors' fees.

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

     The severance agreements also provide that if an executive's full-time employment is terminated without cause (as defined in the agreements), either before or after a change in control has occurred, or upon a voluntary termination of employment by an executive upon the reduction of his or her base salary by 5% or more, if the reduction is not a result of a company policy to reduce the salaries of a substantial number of officers or employees, or if the executive ceases to be employed in a position involving substantially the same level of responsibility or duties as performed by the executive on the date the severance agreement was executed (a "Qualifying Voluntary Termination"), the executive will receive a basic severance payment. The payment will consist of a single lump sum equal to the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

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

     The assets to be held by the trust include the original deposit of principal and any other contributions made by us, at our option. These trust assets are to be disposed of by the trustee when certain conditions in Mr. Lipscomb's stay pay agreement occur or when the trustee is directed by two officers of Argo-Tech, other than Mr. Lipscomb, to dispose of the assets.

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

     The Internal Revenue Code of 1986, limits the maximum annual retirement benefit payable under the Salaried Pension Plan and the maximum amount of annual compensation that can be taken into account in calculating benefits under the Salaried Pension Plan.

     At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the individuals named in the Summary Compensation Table are:

                                                               MONTHLY
                            NAME                               BENEFIT
                            ----                              ---------
Michael S. Lipscomb.........................................  $1,799.32
David L. Chrencik...........................................  $  949.57
Paul R. Keen................................................  $1,188.83
Frances S. St. Clair........................................  $  411.56

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

     The normal form of payment under the Salaried Pension Plan is a single life annuity. However, participants may elect payment of retirement benefits under several joint and survivor forms of payment, subject to the requirement that a married participant receive benefits in the form of a joint and survivor annuity with the spouse as contingent annuitant unless the spouse consents to the participant's election of another form of payment, another contingent annuitant, or both, as applicable.

  SALARIED SAVINGS PLAN

     Our Salaried Savings Plan has been in place since 1987. Regular, permanent, salaried employees who have completed at least 3 months of service are eligible to participate in the plan. All assets of the plan are held in trust.

     Participants may elect to have "tax-deferred" (401(k) compensation reduction) contributions made to the plan of up to 13% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Plan of up to 10% of their eligible compensation. Employer matching contributions to the plan ceased on July 1, 1994. For periods before July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant's tax-deferred contributions in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the "plan year")) of each participant's tax-deferred contributions not in excess of 3% of compensation. A participant's benefit under the plan is the balance of the participant's accounts attributable to after-tax contributions and the vested balance of the participant's accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise non-vested, 100% vested. Benefits are payable in the form of a single lump sum payment.

     The Internal Revenue Code limits the maximum annual contributions that can be made to the Salaried Savings Plan and the maximum amount of annual compensation that can be taken into account in calculating contributions to the Salaried Savings Plan. Contributions for a plan year on behalf of certain highly compensated individuals may also be limited to comply with Internal Revenue Code's nondiscrimination requirements.

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

  EMPLOYEE STOCK OWNERSHIP PLAN

     The Employee Stock Ownership Plan was established in 1994 with the participation of Argo-Tech's salaried employees. Key Trust Company of Ohio, N.A., serves as the plan's trustee, and holds all of its assets in trust.

     On May 17, 1994, the trustee purchased 420,000 shares of common stock of AT Holdings Corporation with the proceeds of a $16.8 million loan from us to the Employee Stock Ownership Plan. The term of the loan, unless it is prepaid or accelerated, ends on April 28, 2004. The interest rate for the loan is fixed for the ten year term at 7.16% per year. The purchase price for the AT Holdings common stock was $40 per share.

     The shares of AT Holdings' common stock purchased by the Employee Stock Ownership Plan with the proceeds of the loan are held in a suspense account and released to eligible participants on a pro rata basis as loan principal payments are made. Shares released from the plan for each plan year are allocated to each eligible participant's account based on the ratio of each such participant's eligible compensation to the total eligible compensation of all eligible participants. Forfeitures of the accounts of non-vested participants are reallocated among eligible participants in the same manner as shares of AT Holding's common stock released from the suspense account.

     For each of the Plan Years ended October 31, 1997, October 31, 1998 and October 31, 1999, 42,000 shares of AT Holdings' common stock were released from the suspense account. Based on the loan payment schedule, the number of shares of AT Holdings' common stock released from the suspense account each future plan year during the loan period would be:

                                                                 NUMBER OF
                      PLAN YEAR ENDING                        SHARES RELEASED
                      ----------------                        ---------------
October 31, 2000............................................      42,000
October 31, 2001............................................      42,000
October 31, 2002............................................      42,000
October 31, 2003............................................      42,000
October 31, 2004............................................      21,000

     If we make additional contributions to the Employee Stock Ownership Plan, the plan would use the contribution to "prepay" the loan, and shares would be released from the suspense account more rapidly than shown above. If, however, for any reason we do not make contributions to the plan to pay the principal on the loan as described above, the shares would not be released from the suspense account as rapidly as shown above.

     We may, for any plan year, make additional discretionary contributions for the benefit of plan participants. These contributions may be made in cash, shares of qualifying employer securities, or other property.

     Whether the Employee Stock Ownership Plan will acquire additional shares of AT Holdings' common stock or other qualifying employer securities in the future depends upon future business conditions. Such purchases, if made, would be funded through additional borrowings by the plan or additional contributions from us. The timing, amount and manner of future contributions to the plan will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations, and market conditions.

     Participants may elect to receive the shares of qualifying employer securities credited to their accounts after their termination of employment, and in specified instances, after attaining age 55 with 10 or more years of participation in the Employee Stock Ownership Plan. Participants vest in their plan accounts 20% per year of service, and service prior to the effective date of the plan counts for this purpose. A participant can require us to purchase qualifying employer securities received from the plan at the value the stock then has, as determined for plan purposes (a "put option"). Shares of qualifying employer securities distributed from the plan are subject to a "right of first refusal" in favor of us or the Employee Stock Ownership Plan at the value the stock then has, as determined for purposes of the plan. The put option and right of first refusal will no longer apply if the qualifying employer securities become tradeable on an established securities market.

     Voting rights on and decisions whether to tender or exchange shares of qualifying employer securities held in the Employee Stock Ownership Plan are "passed through" to participants. Each participant is entitled to direct the plan's trustee as to the voting of (1) shares of qualifying employer securities credited to the participant's account; and (2) a proportionate part of the unallocated shares of qualifying employer securities held in the suspense account and shares of qualifying employer securities allocated to participants' accounts as to which no direction is received by the plan's trustee. In the event of a tender or exchange offer for qualifying employer securities held in the plan, each participant is entitled to direct the plan's Trustee whether to tender or exchange shares of qualifying employer securities held in the plan in a manner similar to the voting directions described above.

     Because the employers' contributions to the Employee Stock Ownership Plan are not fixed, benefits payable under the plan cannot be estimated.

     For the plan year ended October 31, 1999, the number of shares of AT Holdings' common stock allocated under the Employee Stock Ownership Plan to the accounts of the individuals named in the Summary Compensation Table were:

                                                             SHARES ALLOCATED
                                                      ------------------------------
                                                       YEAR ENDED      CUMULATIVE TO
                        NAME                          OCT. 31, 1999    OCT. 31, 1999
                        ----                          -------------    -------------
Michael S. Lipscomb.................................    377.6507        2,230.0569
David L. Chrencik...................................    377.6507        2,190.4783
Paul R. Keen........................................    377.6507        2,230.0569
Frances S. St. Clair................................    377.6507        2,181.0925

     Generally Accepted Accounting Principles require that any third party borrowing by the Employee Stock Ownership Plan be reflected as a liability on our statement of financial condition. Since the plan is borrowing from us, the obligation is not treated as an asset of ours, but will be deducted from shares of stock held by the Employee Stock Ownership Plan. If the plan purchases newly issued shares of AT Holdings' common stock, total stockholders' equity would neither increase nor decrease.

     The Internal Revenue Service has issued a determination letter that the plan is qualified under Section 401(a) of the Internal Revenue Code and is an employee stock ownership plan under Section 4975(e)(7) thereof. Contributions to the plan and allocations to the accounts of eligible participants thereunder are subject to applicable limitations imposed under the Internal Revenue Code. The plan is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, and the regulations thereunder.

  EMPLOYEE STOCK OWNERSHIP PLAN EXCESS BENEFIT PLAN

     We maintain the Employee Stock Ownership Plan Excess Benefit Plan, an unfunded plan that at all times will be deemed invested in AT Holdings common stock. This plan is for employees participating in the Employee Stock Ownership Plan in respect of reduction to allocations to their accounts because of limitations under the Internal Revenue Code applicable to tax-qualified plans. Benefits under this plan vest in the same manner as benefits under the Employee Stock Ownership Plan and distributions from the plan will, subject to certain restrictions, be made in whole or fractional shares of AT Holdings common stock at the same time or times as benefits under the Employee Stock Ownership Plan are distributable, or in the case of benefits with respect to qualifying employer securities subject to the put option under the Employee Stock Ownership Plan at the time the plan participant exercises (or is deemed to have exercised) a hypothetical "put option" under the plan.

     We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 31, 1999, the amounts credited to the accounts of the individuals named in the Summary Compensation Table were:

                                                       EQUIVALENT SHARES ALLOCATED
                                                      ------------------------------
                                                       YEAR ENDED      CUMULATIVE TO
                        NAME                          OCT. 31, 1999    OCT. 31, 1999
                        ----                          -------------    -------------
Michael S. Lipscomb.................................    847.0315        3,676.7470
David L. Chrencik...................................    187.5952          474.6850
Paul R. Keen........................................    247.2481          815.9924
Frances S. St. Clair................................    196.5081          483.5979

  INCENTIVE STOCK OPTION PLANS

     1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provides for option grants for the purchase of AT Holdings' common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our compensation committee, and with the consent of the optionees in January 1999. These options expire on November 9, 2001. All of the options under this plan became fully vested in January 1999.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                          NUMBER OF
                                                                         SECURITIES
                                                                         UNDERLYING
                                                                        UNEXERCISABLE    VALUE OF UNEXERCISED
                                                                         OPTIONS AT          IN-THE-MONEY
                                                                           FY-END        OPTIONS AT FY-END($)
                                             SHARES                    ---------------   --------------------
                                EXERCISE   ACQUIRED ON      VALUE       EXERCISABLE/         EXERCISABLE/
             NAME               PRICE($)    EXERCISE     REALIZED($)    UNEXERCISABLE       UNEXERCISABLE
             ----               --------   -----------   -----------   ---------------   --------------------
Michael S. Lipscomb...........   $10.00       1,000       $114,400     8,670/ --           $631,089/ $--
                                  40.00           0              0     6,125/ --            262,089/  --
                                 100.11           0              0        --/ 20,000             --/  --
Paul R. Keen..................    10.00       1,000        114,400     1,990/ --            144,852/  --
                                  40.00           0              0     2,760/ --            118,100/  --
                                 100.11           0              0        --/ 7,000              --/  --
David L. Chrencik.............    10.00       2,990        341,279        --/ --                 --/  --
                                  40.00           0              0     2,760/ --            118,100/ --
                                 100.11           0              0        --/ 4,250              --/  --
Frances S. St. Clair..........    10.00           0              0     2,990/ --            217,642/  --
                                  40.00           0              0     2,760/ --            118,100/  --
                                 100.11           0              0        --/ 7,000              --/  --

     1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provides for option grants for the purchase of AT Holdings' common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our Compensation Committee, and with the consent of the optionees in January 1999. These options expire on November 9, 2001. All of the options under this plan became fully vested in January 1999.

     1998 Equity Replacement Stock Option Plan. The 1998 Equity Replacement Stock Option Plan was established to provide for option grants for the purchase of AT Holdings' common stock. The exercise price of each option is $40.00 per share. The options were granted to each person who was a participant in the 1997 Stock

Appreciation Rights Plan in exchange for, and in cancellation of, all of the rights of each such participant under the Stock Appreciation Rights Plan (See Benefits Restructuring). These options, which were granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee, expire on January 2, 2005. All of the options under this plan were fully vested upon issuance.

     1998 Incentive Plan. The 1998 Incentive Plan was established to provide option grants for the purchase of AT Holdings' common stock, at prices that may be more than, less than, or equal to the fair market value of the shares, as the Board or Compensation Committee of AT Holdings may determine at the time of grant. The options, which were granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee, expire on April 23, 2009. The options become exercisable in 20% increments over five successive years. For any year in which the EBITDA of the company exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will become exercisable, provided that no more than 100% of the optioned shares become exercisable in the aggregate. In the event that the shares become registered or traded on a national exchange or in the event of a change in control, all options will become exercisable in full.

                       OPTION GRANTS IN LAST FISCAL YEAR

                       NUMBER OF    % OF TOTAL                                            POTENTIAL REALIZABLE VALUE AT
                       SECURITIES     OPTIONS                                                ASSUMED ANNUAL RATES OF
                       UNDERLYING   GRANTED TO    EXERCISE                                STOCK PRICE APPRECIATION FOR
                        OPTIONS      EMPLOYEES    OR BASE    MARKET PRICE                        OPTION TERMS($)
                        GRANTED      IN FISCAL     PRICE      ON DATE OF    EXPIRATION   -------------------------------
        NAME              (#)          YEAR        ($/SH)       GRANT          DATE       0%($)      5%($)      10%($)
        ----           ----------   -----------   --------   ------------   ----------   -------   ---------   ---------
Michael S.
Lipscomb.............     6,125        17.8%      $ 40.00      $100.11       01/02/05    368,174     557,130     791,901
                         20,000        25.2%      $100.11      $100.11       04/23/09         --   1,259,200   3,191,000
Paul R. Keen.........     2,760         8.0%      $ 40.00      $100.11       01/02/05    165,904     251,050     356,840
                          7,000         8.8%      $100.11      $100.11       04/23/09         --     440,720   1,116,850
David L. Chrencik....     2,760         8.0%      $ 40.00      $100.11       01/02/05    165,904     251,050     356,840
                          4,250         5.3%      $100.11      $100.11       04/23/09         --     267,580     678,088
Frances S. St.
  Clair..............     2,760         8.0%      $ 40.00      $100.11       01/02/05    165,904     251,050     356,840
                          7,000         8.8%      $100.11      $100.11       04/23/09         --     440,720   1,116,850

  EXECUTIVE LIFE INSURANCE PLAN

     Our executive life insurance plan permits certain officers and key employees to obtain life insurance benefits in addition to those generally provided to salaried employees. The level of coverage provided to such officers and key employees consists of basic term and whole life insurance coverage equal to 3 times the individual's salary.

  BONUS PLAN

     We have in effect a plan pursuant to which officers and other key management employees may receive cash bonuses paid upon (1) the achievement of specified cash flow goals in the preceding fiscal year and (2) individual performance. The amounts of such bonus awards are approved by the AT Holdings Compensation Committee.

  COMPENSATION OF DIRECTORS

     Beginning in 1999, Argo-Tech does not compensate its directors. In prior fiscal years we paid each Director a quarterly fee of $2,500. Each director also received $3,000 plus reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb are included in the Summary Compensation table. See "Executive Compensation."

  BENEFITS RESTRUCTURING

     On January 4, 1999, AT Holdings repurchased 639,510 shares of its common stock that were held by its majority stockholder, AT Holdings, LLC. AT Holdings also issued 30,000 shares of its preferred stock on December 17, 1998. In connection with these transactions, we amended our Employee Stock Ownership Plan Excess Benefit Plan and the Stock Appreciation Rights (SAR) Plan. The amendment to the Employee Stock Ownership Plan Excess Benefit Plan allowed for the transfer of approximately 4,500 shares of AT Holdings common stock in place of cash payments to members of management who have been credited with Employee Stock Ownerships Plan excess benefits as of October 31, 1998. The SAR plan provided for grants of up to 34,450 SARs, 17,225 of which were granted in fiscal years 1997 and 1998. The remaining SARs were granted in the first quarter of fiscal 1999. Pursuant to the amendment of the SAR plan, all SARs became fully vested and were then converted into fully vested stock options under the 1998 Equity Replacement Stock Option Plan. In addition, all granted options under the 1991 Performance Stock Option Plan and 1991 Management Incentive Stock Option Plan, to the extent not vested, became fully vested upon completion of AT Holdings' repurchase of AT Holdings, LLC's common shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             PRINCIPAL STOCKHOLDERS

     Argo-Tech is a wholly owned subsidiary of AT Holdings, which owns the only outstanding share of Argo-Tech's common stock, par value of $.01 per share. The following table sets forth the ownership of AT Holdings' common stock as of October 30, 1999 by:

     - each person known to Argo-Tech to be the beneficial owner of more than 5% of AT Holdings' common stock,

     - each director of Argo-Tech and AT Holdings, and

     - all of Argo-Tech and AT Holdings' directors and executive officers as a group.

     On October 30, 1999, there were 712,461 shares of AT Holdings' common stock outstanding, exclusive of treasury shares. AT Holdings also has 30,000 shares of its preferred stock outstanding. All of these shares are held by Chase Venture Capital Associates, L.P. These preferred shares have no voting rights.

                                                       OWNERSHIP OF AT HOLDINGS' COMMON STOCK
                                    -----------------------------------------------------------------------------
                                                                       SHARES
                                                     NUMBER OF     ATTRIBUTABLE TO
                                       NUMBER       IMMEDIATELY    EMPLOYEE STOCK
             NAME OF                BENEFICIALLY    EXERCISABLE       OWNERSHIP
         BENEFICIAL OWNER              OWNED          OPTIONS       PLAN ACCOUNT       TOTAL     PERCENT OF CLASS
         ----------------           ------------    -----------    ---------------    -------    ----------------
KeyTrust Company of Ohio, N.A.(1)     408,987              0                0         408,987          57.4
  127 Public Square
  Cleveland, OH 44114
Sunhorizon International, Inc. ...    129,402              0                0         129,402          18.2
  13221 Ranchwood Road
  Tustin, CA 92680
YC International, Inc. ...........     39,000              0                0          39,000(2)        5.5
  725 South Figueroa Street
  Suite 3870
  Los Angeles, CA 90117
Yamada, Masashi...................     36,000              0                0          36,000           5.1
  1390 Highway 50 East
  Suite 4
  Carson City, NV 89701
AT Holdings, LLC..................     22,050         39,000(2)             0          61,050           8.6
  1390 Highway 50 East
  Suite 4
  Carson City, NV 89701
Chase Venture Capital Associates,
  L.P. ...........................          0         46,025                0          46,025           6.1
  380 Madison Ave.
  New York, NY 10017
de Chastenet, Remi*...............          0            500                0             500            **
Dougherty, Thomas*................      1,654              0                0           1,654            **
Keen, Paul+.......................     12,843          4,750            2,230          19,823           2.8
Lipscomb, Michael*+...............     24,347         14,795            2,230          41,372           5.7
Nagata, Robert*...................          0            500                0             500            **

                                                       OWNERSHIP OF AT HOLDINGS' COMMON STOCK
                                    -----------------------------------------------------------------------------
                                                                       SHARES
                                                     NUMBER OF     ATTRIBUTABLE TO
                                       NUMBER       IMMEDIATELY    EMPLOYEE STOCK
             NAME OF                BENEFICIALLY    EXERCISABLE       OWNERSHIP
         BENEFICIAL OWNER              OWNED          OPTIONS       PLAN ACCOUNT       TOTAL     PERCENT OF CLASS
         ----------------           ------------    -----------    ---------------    -------    ----------------
St. Clair, Frances+...............      6,296          5,750            2,181          14,227           2.0
Storrie, Karl*....................      1,204            450                0           1,654            **
Directors and Executive Officers
  as a Group (7 persons)..........     46,344         26,745            6,641          79,730          10.7

---------------

 * Director of AT Holdings Corporation

 ** Less than 1%

 + Director of Argo-Tech

(1) KeyTrust is the Employee Stock Ownership Plan trustee and holds shares of AT Holdings' common stock in trust for the benefit of the plan. Under normal circumstances, the trustee votes all of the shares held by the plan in proportion to the actual voting directions of the plan participants. Under certain limited circumstances, the plan trustee may, in the exercise of its fiduciary duty, vote the shares held by the plan as a block. The share ownership numbers for officers do not include shares held through the plan, other than those shares directly attributed to the officer's account.

(2) AT Holdings, LLC has the option to purchase all of YC International's shares of AT Holdings' common stock. AT Holdings, LLC disclaims all beneficial ownership of those shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  UPSILON INTERNATIONAL CORPORATION DISTRIBUTION AGREEMENT

     Upsilon International, a company owned by YC International Inc., which is under the control of Mr. Yamada, Holdings' majority stockholder through his control of YC International and AT Holdings, LLC, was appointed as the exclusive distributor of Argo-Tech products in 1990 with respect to the Japanese market and in 1994 for the entire international market under a long-term distribution agreement. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the basic contract term of 50 years and termination provisions which are more favorable to Upsilon International than industry norm. The distribution agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by Upsilon International. For fiscal 1999, sales by Upsilon International accounted for approximately 17% of our net revenues.

  OFFICER LOANS

     Four of the Named Executives have entered into presently outstanding loan agreements with AT Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 1999 for each such Named Executive was: $282,430 (Mr. Lipscomb), $249,243 (Mr. Keen), $90,259 (Mr. Chrencik) and $65,522 (Ms. St.
Clair). Each loan is due October 28, 2000 and accrues interest at 6.75% annually. These loans, secured by a pledge of AT Holdings' common stock, were extended for the purchase of AT Holdings' common stock, or for the personal use of the Named Executive. Each of the Named Executives having an outstanding loan has entered into a pledge agreement and promissory note with AT Holdings in connection with such loans. We believe that the terms of these loans are no less favorable to AT Holdings than would have been available pursuant to arms' length negotiations with unaffiliated parties.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

     Consolidated Balance Sheets -- October 31, 1998 and October 30, 1999

     Consolidated Statements of Net Income and Comprehensive Income -- Years ended October 25, 1997, October 31, 1998 and October 30, 1999

     Consolidated Statements of Cash Flows -- Years ended October 25, 1997, October 31, 1998 and October 30, 1999

     Consolidated Statements of Shareholder's Equity /(Deficiency) -- Years ended October 25, 1997, October 31, 1998 and October 30, 1999

     Notes to Consolidated Financial Statements -- October 30, 1999

     Report of Independent Auditors

(a)(2) FINANCIAL STATEMENT SCHEDULES

     No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(a)(3) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    3.1       Restated Certificate of Incorporation of the Company
              (incorporated herein by reference to Exhibit 3.1 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333- 38223).
    3.2       By-Laws of the Company (incorporated herein by reference to
              Exhibit 3.2 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
    4.1       Indenture dated September 26, 1997, between the Company, the
              Subsidiary Guarantors signatory thereto and Harris Trust and
              Savings Bank, as Trustee, relating to the 8 5/8% Senior
              Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to
              Exhibit 4.1 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
    4.2       Form of Global Exchange Note (included in Exhibit 4.1)
              (incorporated herein by reference to Exhibit 4.2 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333- 38223).
    4.3       Exchange and Registration Rights Agreement dated September
              26, 1997, between the Company, the Subsidiary Guarantors and
              Chase Securities Inc. (incorporated herein by reference to
              Exhibit 4.3 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.1*      Form of Stay Pay and Severance Agreement dated June 6, 1996, by and among the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Yoichi Fujiki, Frances S.
              St. Clair, Paul R. Keen and David Chrencik) (incorporated
              herein by reference to Exhibit 10.1 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.2*      Employment Agreement dated February 13, 1989 between the
              Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.3*      Employment Agreement dated October 15, 1986 between the
              Company and Michael S. Lipscomb (incorporated herein by
              reference to Exhibit 10.3 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.4*      Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated
              herein by reference to Exhibit 10.4 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.5*      Argo-Tech Corporation Salaried Pension Plan, dated November
              1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.6*      First Amendment to Argo-Tech Corporation Salaried Pension
              Plan (incorporated herein by reference to Exhibit 10.6 of
              the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.7*      Argo-Tech Corporation Employee Stock Ownership Plan and
              Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.8*      First Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated October 26, 1994
              (incorporated herein by reference to Exhibit 10.8 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.9*      Second Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated May 9, 1996
              (incorporated herein by reference to Exhibit 10.9 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.10*     Third Amendment to the Argo-Tech Corporation Employee Stock
              Ownership Plan and Trust Agreement, dated July 18, 1997
              (incorporated herein by reference to Exhibit 10.10 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.11*     Argo-Tech Corporation Employee Stock Ownership Plan Excess
              Benefit Plan, dated May 17, 1994 (incorporated herein by
              reference to Exhibit 10.11 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.12**    AT Holdings Corporation Stockholders Agreement, dated as of
              December 17, 1998.
   10.13**    AT Holdings Corporation 1998 Supplemental Stockholders
              Agreement, dated as of December 17, 1998.
   10.14      Amendment, Termination and Release under Vestar/AT Holdings
              Corporation Stockholders' Agreement, dated May 17, 1994
              (incorporated herein by reference to Exhibit 10.17 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.15      Consulting Agreement between the Company and Vestar Capital
              Partners dated May 17, 1994 (incorporated herein by
              reference to Exhibit 10.18 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.16*     Form of Management Incentive Compensation Plan for key
              employees of the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.17*     1991 Management Incentive Stock Option Plan, as amended,
              dated May 16, 1994 (incorporated herein by reference to
              Exhibit 10.20 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.18*     Form of Stock Option Agreement in connection with the
              Management Incentive Stock Option Plan, as amended, between the Company and all members of the Company's Executive Staff
              (incorporated herein by reference to Exhibit 10.21 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333-38223).
   10.19*     1991 Performance Stock Option Plan, as amended, dated May
              16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.20*     Form of Stock Option Agreement in connection with the 1991
              Performance Stock Option Plan, as amended, between the
              Company and certain key employees (incorporated herein by
              reference to Exhibit 10.23 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.21      Credit Facility, dated July 18, 1997, as amended and
              restated as of September 26, 1997, between the Company and
              Chase Manhattan Bank (incorporated herein by reference to
              Exhibit 10.24 of the Company's Registration Statement on
              form S-1, filed October 17, 1997, SEC File No. 333-38223).
   10.22      Distributorship Agreement, dated December 24, 1990, between the Company, Yamada Corporation and Vestar Capital Partners,
              Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.23      Japan Distributorship Agreement, dated December 24, 1990,
              between the Company, Aerotech World Trade Corporation,
              Yamada Corporation, Yamada International Corporation and
              Vestar Capital Partners, Inc. (incorporated herein by
              reference to Exhibit 10.26 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.24      Stock Purchase Agreement, dated August 1, 1997, between the
              Company, J.C. Carter Company, Inc., Robert L. Veloz,
              Individually and as Trustee, Marlene J. Veloz, Individually
              and as Trustee, Edith T. Derbyshire, Individually and as
              Trustee, Harry S. Derbyshire, Individually and as Trustee,
              Michael Veloz, Katherine Canfield and Maureen Partch, as
              Trustee (incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on form S-1, filed
              October 17, 1997, SEC File No. 333-38223).
   10.25*     Prism Prototype Retirement Plan & Trust & 401(k) Profit
              Sharing Plan Adoption Agreement, dated November 1, 1994
              (incorporated herein by reference to Exhibit 10.28 of the
              Company's Registration Statement on form S-1, filed October
              17, 1997, SEC File No. 333- 38223).

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
   10.26*     Prism Prototype Retirement Plan and Trust (incorporated
              herein by reference to Exhibit 10.29 of the Company's
              Registration Statement on form S-1, filed October 17, 1997,
              SEC File No. 333-38223).
   10.27      Agreement of Purchase and Sale between Agnem Holdings, Inc.
              and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company's Registration
              Statement on form S-1, filed October 17, 1997, SEC File No.
              333-38223).
   10.28*     1997 Stock Appreciation Rights Plan.
   10.29**    AT Holdings Corporation 1998 Incentive Plan.
   12**       Statement regarding computation of ratios.
   21         List of Subsidiaries (incorporated herein by reference to
              Exhibit 21 of the Company's Registration Statement on form
              S-1, filed October 17, 1997, SEC File No. 333-38223).
   27**       Financial Data Schedule.

---------------

 * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

 ** Filed herewith

(b) We did not file any reports on Form 8-K during the fourth quarter of 1999.

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

                                          ARGO-TECH CORPORATION

                                          By: /s/ FRANCES S. ST. CLAIR
                                          --------------------------------------
                                              Frances S. St. Clair
                                              Vice President and Chief Financial
                                              Officer
                                          Date: January 27, 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                               TITLE                          DATE
             ---------                               -----                          ----
/s/ MICHAEL S. LIPSCOMB               Chairman, President and Chief           January 27, 2000
------------------------------------  Executive Officer and Director
Michael S. Lipscomb                   (Principal Executive Officer)

/s/ FRANCES S. ST. CLAIR              Vice President and Chief Financial      January 27, 2000
------------------------------------  Officer and Director (Principal
Frances S. St. Clair                  Financial Officer)

/s/ PAUL R. KEEN                      Vice President, General Counsel,        January 27, 2000
------------------------------------  Secretary and Director
Paul R. Keen

/s/ PAUL A. SKLAD                     Controller (Principal Accounting        January 27, 2000
------------------------------------  Officer)
Paul A. Sklad

                     ARGO-TECH CORPORATION AND SUBSIDIARIES

                          ANNUAL REPORT ON FORM 10-K:
                       FISCAL YEAR ENDED OCTOBER 30, 1999

                            ITEM 8 AND ITEM 14(a)(1)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                PAGE
                                                                ----
INDEPENDENT AUDITORS' REPORT................................       F-1
CONSOLIDATED BALANCE SHEETS AT OCTOBER 30, 1999 AND OCTOBER
31, 1998....................................................       F-2
CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE
  INCOME FOR THE FISCAL YEARS ENDED OCTOBER 30, 1999,
  OCTOBER 31, 1998 AND OCTOBER 25, 1997.....................       F-3
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY/(DEFICIENCY)
  FOR THE FISCAL YEARS ENDED OCTOBER 30, 1999, OCTOBER 31,
  1998 AND OCTOBER 25, 1997.................................       F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS
  ENDED OCTOBER 30, 1999, OCTOBER 31, 1998 AND OCTOBER 25,
  1997......................................................       F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL
  YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998 AND OCTOBER
  25, 1997..................................................  F-6-F-18

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Argo-Tech Corporation and Subsidiaries
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and Subsidiaries (A Wholly-Owned Subsidiary of AT Holdings Corporation) (the "Company") as of October 30, 1999 and October 31, 1998 and the related consolidated statements of net income and comprehensive income, shareholder's equity/(deficiency), and cash flows for each of the three years in the period ended October 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 30, 1999 and October 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 30, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

December 17, 1999

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
OCTOBER 30, 1999 AND OCTOBER 31, 1998
(IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                1999        1998
                                                              --------    --------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  3,873    $ 11,578
  Receivables, net..........................................    30,169      23,866
  Inventories...............................................    34,043      29,528
  Deferred income taxes and prepaid expenses................     5,322       5,353
                                                              --------    --------
          Total current assets..............................    73,407      70,325
                                                              --------    --------
PROPERTY AND EQUIPMENT, net of accumulated depreciation.....    35,653      35,982
GOODWILL, net of accumulated amortization...................   115,942     117,761
INTANGIBLE ASSETS, net of accumulated amortization..........    52,202      56,223
OTHER ASSETS................................................    17,541       7,904
                                                              --------    --------
          Total Assets......................................  $294,745    $288,195
                                                              ========    ========
LIABILITIES
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $ 12,454    $  5,946
  Accounts payable..........................................     6,647       7,671
  Accrued liabilities.......................................    18,928      19,791
                                                              --------    --------
          Total current liabilities.........................    38,029      33,408
                                                              --------    --------
LONG-TERM DEBT, net of current maturities...................   264,533     221,440
OTHER NONCURRENT LIABILITIES................................    27,926      30,685
                                                              --------    --------
          Total Liabilities.................................   330,488     285,533
                                                              --------    --------
REDEEMABLE COMMON STOCK.....................................        --       6,713
REDEEMABLE ESOP STOCK.......................................    50,772      41,475
  Unearned ESOP stock.......................................    (7,560)     (9,240)
                                                              --------    --------
                                                                43,212      32,235
SHAREHOLDER'S EQUITY/(DEFICIENCY):
  Common Stock, $.01 par value, authorized 3,000 shares; 1
     share issued and outstanding...........................        --          --
  Paid-in capital...........................................        --          --
  Accumulated deficit.......................................   (78,955)    (36,286)
                                                              --------    --------
          Total shareholder's equity/(deficiency)...........   (78,955)    (36,286)
                                                              --------    --------
Total Liabilities and Shareholder's Equity/(Deficiency).....  $294,745    $288,195
                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998
AND OCTOBER 25, 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               1999        1998        1997
                                                             --------    --------    --------
Net revenues...............................................  $176,540    $174,143    $117,086
Cost of revenues...........................................    96,782     107,203      70,954
                                                             --------    --------    --------
     Gross profit..........................................    79,758      66,940      46,132
                                                             --------    --------    --------
Selling, general and administrative........................    29,153      24,521      10,948
Research and development...................................     9,281       6,880       5,682
Amortization of intangible assets..........................     7,478       7,480       2,852
                                                             --------    --------    --------
     Operating expenses....................................    45,912      38,881      19,482
                                                             --------    --------    --------
Income from operations.....................................    33,846      28,059      26,650
Interest expense...........................................    25,003      21,030      12,827
Other, net.................................................      (516)       (268)       (404)
                                                             --------    --------    --------
Income before income taxes and extraordinary loss..........     9,359       7,297      14,227
Income tax provision.......................................     4,021       3,400       4,841
                                                             --------    --------    --------
Income before extraordinary loss...........................     5,338       3,897       9,386
Extraordinary loss, net of income tax benefit of $1,019....        --          --       1,529
                                                             --------    --------    --------
Net income.................................................     5,338       3,897       7,857
                                                             --------    --------    --------
Other comprehensive income/(loss), net of tax:
  Foreign currency translation adjustment, net of income
     tax of $(53)..........................................        79          --          --
  Minimum pension liability adjustment, net of income tax
     of ($670), $353 and $317..............................     1,004        (529)       (475)
                                                             --------    --------    --------
  Other comprehensive income/(loss)........................     1,083        (529)       (475)
                                                             --------    --------    --------
Comprehensive income.......................................  $  6,421    $  3,368    $  7,382
                                                             ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY/(DEFICIENCY)
FOR THE FISCAL YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998
AND OCTOBER 25, 1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   COMMON    PAID-IN    ACCUMULATED
                                                   STOCK     CAPITAL      DEFICIT       TOTAL
                                                   ------    -------    -----------    --------
BALANCE, OCTOBER 26, 1996........................   $--        $--       $(28,219)     $(28,219)
Net income.......................................                           7,857         7,857
Dividends accrued on preferred stock.............                          (1,527)       (1,527)
Accretion of redeemable common stock.............                            (746)         (746)
Accretion of ESOP stock..........................                          (4,012)       (4,012)
Additional minimum pension liability.............                            (792)         (792)
Other, net.......................................                            (502)         (502)
                                                    ---        ---       --------      --------
BALANCE, OCTOBER 25, 1997........................    --         --        (27,941)      (27,941)
Net income.......................................                           3,897         3,897
Accretion of redeemable common stock.............                          (1,900)       (1,900)
Accretion of redeemable ESOP stock...............                          (9,418)       (9,418)
Additional minimum pension liability.............                            (882)         (882)
Other, net.......................................                             (42)          (42)
                                                    ---        ---       --------      --------
BALANCE, OCTOBER 31, 1998........................    --         --        (36,286)      (36,286)
Net income.......................................                           5,338         5,338
Elimination of redemption feature of common
  stock..........................................                           6,713         6,713
Accretion of redeemable ESOP stock...............                          (6,655)       (6,655)
Dividend.........................................                         (53,568)      (53,568)
Reduction of minimum pension liability...........                           1,674         1,674
Activity related to stock appreciation rights and
  stock options..................................                           3,914         3,914
Other, net.......................................                             (85)          (85)
                                                    ---        ---       --------      --------
BALANCE, OCTOBER 30, 1999........................   $--        $--       $(78,955)     $(78,955)
                                                    ===        ===       ========      ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998 AND OCTOBER 25,
1997
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               1999        1998        1997
                                                             --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................  $  5,338    $  3,897    $   7,857
  Adjustments to reconcile net income to net cash provided
     by operating activities:
       Depreciation........................................     6,561       6,809        4,665
       Amortization of intangible assets and deferred
          financing costs..................................     9,412       8,470        3,747
       Accretion of bond discount..........................       186
       Compensation expense recognized in connection with
          employee stock ownership plan....................     4,322       3,911        2,920
       Compensation expense recognized in connection with
          stock appreciation rights and stock options......     2,983
       Amortization of inventory step-up...................        77      10,681        1,496
       Deferred income taxes...............................    (2,535)     (6,074)        (413)
       Extraordinary loss on early extinguishment of
          debt.............................................                              1,529
       Changes in operating assets and liabilities:
          Receivables......................................    (6,079)        517       (4,001)
          Inventories......................................    (3,682)     (1,855)         517
          Prepaid expenses.................................      (202)         78          115
          Accounts payable.................................    (1,216)      1,302       (1,073)
          Accrued and other liabilities....................      (519)      1,666         (377)
       Other, net..........................................       652         369          615
                                                             --------    --------    ---------
  Net cash provided by operating activities................    15,298      29,771       17,597
                                                             --------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of J.C. Carter...............................                           (107,562)
  Acquisition of Durodyne, net of cash acquired............    (2,587)
  Capital expenditures.....................................    (6,050)     (5,610)      (2,690)
                                                             --------    --------    ---------
  Net cash used in investing activities....................    (8,637)     (5,610)    (110,252)
                                                             --------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Additional borrowing of long-term debt...................     3,200                  156,100
  Repayment of long-term debt..............................    (7,147)    (21,476)    (155,090)
  Note payable on acquisition of Durodyne..................     1,112
  Redemption of redeemable preferred stock.................                            (25,908)
  Payment of redeemable preferred dividends................                            (19,298)
  Sale of senior subordinated notes........................    52,250                  140,000
  Dividend.................................................   (53,568)
  Payment of financing related fees........................   (10,213)       (468)      (7,344)
                                                             --------    --------    ---------
  Net cash provided by (used in) financing activities......   (14,366)    (21,944)      88,460
                                                             --------    --------    ---------
CASH AND CASH EQUIVALENTS:
  Net increase (decrease) for the period...................    (7,705)      2,217       (4,195)
  Balance, Beginning of period.............................    11,578       9,361       13,556
                                                             --------    --------    ---------
  Balance, End of period...................................  $  3,873    $ 11,578    $   9,361
                                                             ========    ========    =========

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED OCTOBER 30, 1999, OCTOBER 31, 1998 AND OCTOBER 25,
1997
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

     Argo-Tech Corporation and Subsidiaries' (the "Company") (A Wholly-Owned Subsidiary of AT Holdings Corporation) principal operations include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company's fiscal year ends on the last Saturday in October. The fiscal year ended October 30, 1999 consisted of 52 weeks, the fiscal year ended October 31, 1998 consisted of 53 weeks and the fiscal year ended October 25, 1997 consisted of 52 weeks. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company's financial statements. Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

     The Company is a parent, holding company with 3 wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM) and Argo-Tech Corporation (Aftermarket). On September 26, 1997, the Company acquired a fourth wholly-owned operating guarantor subsidiary, J.C. Carter Company, Inc. ("Carter"). The Company has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes (Note 11) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. The Company also has two wholly-owned, non-guarantor subsidiaries that have inconsequential assets, liabilities and equity, and their only operations are the result of intercompany activity which is immediately dividended back to the Company.

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

     PROPERTY AND EQUIPMENT -- Property and equipment are stated at cost and are depreciated using the straight-line or an accelerated method over their estimated useful lives as follows:

Buildings and improvements..................................  7 to 30 years
Equipment...................................................  3 to 10 years

     GOODWILL -- Goodwill is amortized on a straight-line basis over forty years. Accumulated amortization at October 30, 1999 and October 31, 1998 was $24,353,000 and $20,902,000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future operations.

     INTANGIBLE ASSETS -- In conjunction with the acquisition of J.C. Carter in 1997, the Company recognized identified intangible assets which are amortized on a straight line basis over their estimated economic lives as follows:

Workforce...................................................      8 Years
Contracts...................................................     10 Years
Spare Parts Annuity.........................................  10-28 Years
Patents.....................................................  14-17 Years

     DEFERRED FINANCING COSTS -- The costs of obtaining financing are amortized over the terms of the financing. The amortized cost is included in interest expense in the consolidated statements of net income. Accumulated amortization at October 30, 1999 and October 31, 1998 was $3,064,000, and $1,129,000
respectively.

     REDEEMABLE STOCK -- Redeemable ESOP Stock and all shares of Redeemable Common Stock have been excluded from Shareholder's Equity/(Deficiency) due to the ability of the holders of AT Holdings common stock to "put", subject to certain restrictions, the shares to the Company and the accretion of the Redeemable ESOP and Common Stock has been charged to Accumulated Deficit. In connection with the recapitalization, management's right to require Argo-Tech to repurchase shares of redeemable common stock was eliminated. There were 67,059 of these shares outstanding at October 31, 1998.

     FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are excluded from the consolidated statements of net income and are reported as a component of shareholder's equity/(deficiency).

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

4.  ACQUISITION OF DURODYNE, INC.

     On August 19, 1999, Argo-Tech purchased all the outstanding stock of Durodyne, Inc., a manufacturer of specialty industrial hose for aerospace, chemical transfer and marine applications for $3.4 million, including acquisition costs. The acquisition was funded with $2.3 million of cash and a note payable for $1.1 million. Durodyne is a subsidiary of J.C. Carter Company, Inc. The acquisition was accounted for using the purchase method of accounting, and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date and the results of its operations have been included since the date of acquisition. The purchase price of $3.4 million exceeded the net assets of Durodyne at the date of acquisition by $1.6 million. This amount was considered goodwill that is being amortized on a straight-line basis over 40 years.

5.  SUPPLEMENTAL FINANCIAL STATEMENT INFORMATION

     The major components of the following balance sheet captions were (in thousands):

                                                       OCTOBER 30,    OCTOBER 31,
                                                          1999           1998
                                                       -----------    -----------
Intangible assets:
Workforce............................................    $ 4,900        $ 4,900
  Contracts..........................................     17,100         17,100
  Spare parts annuity................................     38,200         38,200
  Patents............................................        380            380
                                                         -------        -------
          Total......................................     60,580         60,580
  Accumulated amortization...........................     (8,378)        (4,357)
                                                         -------        -------
          Total -- net...............................    $52,202        $56,223
                                                         =======        =======

                                                       OCTOBER 30,    OCTOBER 31,
                                                          1999           1998
                                                       -----------    -----------
Accrued liabilities:
  Salaries and accrued compensation..................    $ 6,693        $ 9,179
  Accrued interest...................................      1,432          1,046
  Accrued warranty...................................      2,586          2,631
  Accrued income taxes...............................      2,359          1,550
  Other..............................................      5,858          5,385
                                                         -------        -------
          Total......................................    $18,928        $19,791
                                                         =======        =======
Other noncurrent liabilities:
  Deferred income taxes..............................    $18,569        $20,955
  Other..............................................      9,357          9,730
                                                         -------        -------
          Total......................................    $27,926        $30,685
                                                         =======        =======

6.  RECEIVABLES

     Receivables consist of the following (in thousands):

                                                       OCTOBER 30,    OCTOBER 31,
                                                          1999           1998
                                                       -----------    -----------
Amounts billed -- net of allowance for uncollectible
  amounts of $240 and $260...........................   $ 29,529       $ 22,773
Amounts unbilled (principally commercial customers):
  Net reimbursable costs incurred on uncompleted
     contracts.......................................     15,631         14,367
  Billings to date...................................    (14,991)       (13,274)
                                                        --------       --------
          Total unbilled -- net......................        640          1,093
                                                        --------       --------
Net receivables......................................   $ 30,169       $ 23,866
                                                        ========       ========

7.  INVENTORIES

     Inventories consist of the following (in thousands):

                                                       OCTOBER 30,    OCTOBER 31,
                                                          1999           1998
                                                       -----------    -----------
Finished goods.......................................    $ 2,151        $ 2,289
Work-in-process and purchased parts..................     20,404         18,668
Raw materials and supplies...........................     14,252         12,037
                                                         -------        -------
          Total......................................     36,807         32,994
Reserve for excess and obsolete inventory............     (2,764)        (3,466)
                                                         -------        -------
Inventories -- net...................................    $34,043        $29,528
                                                         =======        =======

     Inventory is recorded net of progress payments received of approximately $1.4 million at October 31, 1998. There were no progress payments in the fiscal year ended October 30, 1999.

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

     Related to the Durodyne acquisition, the inventory amounts at August 19, 1999 were increased by $0.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting

Principles Board Opinion No. 16 -- "Business Combinations." Based on Durodyne's inventory turnover rate, $0.1 million of this amount is included in cost of revenues for the fiscal year ended October 30, 1999.

8.  PROPERTY AND EQUIPMENT

     OWNED PROPERTY -- Property and equipment owned by the Company consists of the following (in thousands):

                                                       OCTOBER 30,    OCTOBER 31,
                                                          1999           1998
                                                       -----------    -----------
Land and land improvements...........................   $  7,654       $  7,628
Buildings and building equipment.....................     32,959         32,168
Machinery and equipment..............................     40,073         32,724
Office and automotive equipment......................      6,318          6,063
Construction-in-progress.............................      2,183          3,685
                                                        --------       --------
          Total......................................     89,187         82,268
Accumulated depreciation.............................    (53,534)       (46,286)
                                                        --------       --------
          Total -- net...............................   $ 35,653       $ 35,982
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

     Total rental revenue under the property leases and service contracts was as follows for the fiscal years ended 1999, 1998 and 1997 (in thousands):

                                                    1999      1998      1997
                                                   ------    ------    ------
Minimum contractual amounts under property
  leases.........................................  $4,205    $4,010    $3,960
Service contracts revenue based on usage.........     832       759       949
                                                   ------    ------    ------
          Total..................................  $5,037    $4,769    $4,909
                                                   ======    ======    ======

     Future minimum rentals under the noncancelable property leases and service contracts at October 31, 1999 are (in thousands): $3,716 in 2000, $3,251 in 2001, $2,092 in 2002, $2,088 in 2003, and $1,106 in 2004.

9.  EMPLOYEE BENEFIT PLANS

     EMPLOYEE STOCK OWNERSHIP PLAN -- The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan's provisions for allocation to participants was recognized as an expense of $4,322,000, $3,911,000 and $2,920,000 for the fiscal years ended 1999, 1998 and 1997, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, "Unearned ESOP shares".

     Summary information regarding ESOP activity consists of the following:

                                                            OCTOBER 30,    OCTOBER 31,
                                                               1999           1998
                                                            -----------    -----------
Allocated shares..........................................      189,000        147,000
Shares released for allocation............................       42,000         42,000
Unearned ESOP shares......................................      189,000        231,000
                                                            -----------    -----------
Total ESOP shares.........................................      420,000        420,000
Repurchased shares received as distributions..............      (11,013)        (5,708)
                                                            -----------    -----------
Total available ESOP shares...............................      408,987        414,292
                                                            ===========    ===========
Fair market value of unearned ESOP shares.................  $15,647,310    $23,125,410
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

     PENSION AND SAVINGS PLANS -- The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees' compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company's funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans which cover substantially all of the Company's employees. The plan covering Carter employees provides for a match of participating employees' contributions. The Company's contribution, recognized as expense was approximately $499,000 and $481,000 in fiscal years 1999 and 1998, respectively.

     A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 1999, 1998 and 1997 is as follows (in thousands):

                                                          1999       1998       1997
                                                         -------    -------    -------
Service cost -- benefits earned during the period......  $   257    $   219    $   201
Interest cost on projected benefit obligation..........    1,101      1,042        971
Expected return on plan assets.........................   (1,582)    (1,200)    (2,524)
Net amortization and deferral..........................      (25)       (82)     1,429
                                                         -------    -------    -------
Net periodic pension cost (benefit)....................  $  (249)   $   (21)   $    77
                                                         =======    =======    =======

     The following table sets forth the change in projected benefit obligation (in thousands):

                                                              OCTOBER 30,    OCTOBER 31,
                                                                 1999           1998
                                                              -----------    -----------
Benefit obligation at beginning of year.....................   $ 15,861       $ 13,891
Service cost................................................        257            219
Interest cost...............................................      1,101          1,042
Benefits paid...............................................       (769)          (727)
Actuarial (gain) loss.......................................        289            418
Change in discount rate.....................................     (2,010)         1,018
                                                               --------       --------
Benefit obligation at end of year...........................   $ 14,729       $ 15,861
                                                               ========       ========

     The following table sets forth the change in plan assets (in thousands):

Fair value of plan assets at beginning of year..............   $ 17,129       $ 13,606
Actual return on plan assets................................      1,558          1,867
Employer contributions......................................      1,113          2,383
Benefits paid...............................................       (769)          (727)
                                                               --------       --------
Fair value of plan assets at end of year....................   $ 19,031       $ 17,129
                                                               ========       ========

     The following table sets forth the funded status of the plans (in thousands):

                                                              OCTOBER 30,    OCTOBER 31,
                                                                 1999           1998
                                                              -----------    -----------
Funded status...............................................    $ 4,302        $ 1,268
Unrecognized net (gain) loss................................     (3,139)        (1,513)
Unrecognized prior service cost.............................        314            360
                                                                -------        -------
Prepaid (accrued) benefit cost..............................    $ 1,477        $   115
                                                                =======        =======

     Amounts recognized in the statement of financial position consist of (in thousands):

Prepaid benefit cost........................................    $ 1,514        $   711
Accrued benefit liability...................................        (37)        (2,630)
Intangible asset............................................         --            360
Accumulated other comprehensive income......................         --          1,674
                                                                -------        -------
Net amount recognized.......................................    $ 1,477        $   115
                                                                =======        =======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets at October 31, 1998 were $7,208, $7,208 and $5,886, respectively.

     The assumptions used to determine net periodic pension cost as well as the funded status are:

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate...............................................  8.0%    7.0%    7.5%
Expected Long-term rate of return on plan assets............  9.0%    9.0%    9.0%

     OTHER POSTRETIREMENT BENEFITS -- The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.

     The net postretirement benefit cost for the fiscal years ended 1999, 1998 and 1997 includes the following components (in thousands):

                                                              1999    1998    1997
                                                              ----    ----    ----
Service cost................................................  $201    $177    $149
Interest cost on accumulated postretirement benefit
  obligation................................................   693     674     592
Net amortization and deferral...............................    92      91      33
                                                              ----    ----    ----
Net postretirement benefit cost.............................  $986    $942    $774
                                                              ====    ====    ====

     The following table sets forth the change in projected benefit obligation (in thousands):

                                                              OCTOBER 30,    OCTOBER 31,
                                                                 1999           1998
                                                              -----------    -----------
Benefit obligation at beginning of year.....................    $10,693        $ 8,734
Service cost................................................        201            177
Interest cost...............................................        693            674
Benefits paid...............................................       (101)           (73)
Actuarial (gain) loss.......................................       (640)           399
Change in discount rate.....................................     (1,472)           782
                                                                -------        -------
Benefit obligation at end of year...........................    $ 9,374        $10,693
                                                                =======        =======

     The following table sets forth the funded status of the plans (in thousands):

                                                              OCTOBER 30,    OCTOBER 31,
                                                                 1999           1998
                                                              -----------    -----------
Funded status...............................................    $(9,374)      $(10,693)
Unrecognized net (gain) loss................................        709          2,913
Unrecognized prior service cost.............................         --             --
                                                                -------       --------
Prepaid (accrued) benefit cost..............................    $(8,665)      $ (7,780)
                                                                =======       ========

     Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at October 30, 1999 by $1,250,000 with a corresponding effect on the 1999 postretirement benefit expense of $122,000. The discount rate used to estimate the accumulated postretirement benefit obligation was 8.0% and 7.0% for fiscal years 1999 and 1998.

10.  INCOME TAXES

     The income tax provision consists of the following for the fiscal years ended 1999, 1998 and 1997 (in thousands):

                                                           1999       1998       1997
                                                          -------    -------    ------
Current tax provision:
  Federal...............................................  $ 5,967    $ 8,931    $4,118
  State and local.......................................      589        543       117
                                                          -------    -------    ------
          Total.........................................    6,556      9,474     4,235
Deferred tax provision (benefit)........................   (2,535)    (6,074)     (413)
                                                          -------    -------    ------
Income tax provision....................................  $ 4,021    $ 3,400    $3,822
                                                          =======    =======    ======

     The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rate are as follows (in thousands):

                                                            1999      1998      1997
                                                           ------    ------    ------
Income tax provision at statutory rate...................  $3,275    $2,554    $3,988
State tax provision -- net of federal benefits...........     383       353       100
Other -- net.............................................     363       493      (266)
                                                           ------    ------    ------
Income tax provision.....................................  $4,021    $3,400    $3,822
                                                           ======    ======    ======

     During the fiscal years ended 1999, 1998 and 1997 the Company paid (net of refunds received) approximately $5.8, $8.3 and $4.6 million in income taxes, respectively.

     The components of the Company's net deferred tax asset (liability) are as follows (in thousands):

                                                              OCTOBER 30,    OCTOBER 31,
                                                                 1999           1998
                                                              -----------    -----------
Current:
Deductible temporary differences............................   $  5,206       $  4,837
  Inventories...............................................       (289)           (69)
                                                               --------       --------
          Total.............................................   $  4,917       $  4,768
                                                               ========       ========
Long-term:
  Salary/Hourly retiree medical.............................   $  3,111       $  2,867
  Deductible temporary differences..........................        289            729
  Property and equipment....................................       (490)        (1,373)
  Intangible assets.........................................    (21,479)       (23,178)
                                                               --------       --------
          Total.............................................   $(18,569)      $(20,955)
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

11.  DEBT

     SUMMARY -- The Company's long-term debt consists of the following (in thousands):

                                                        OCTOBER 30,    OCTOBER 31,
                                                           1999           1998
                                                        -----------    -----------
Term Loans............................................   $ 81,397       $ 87,212
Revolving Credit Facility.............................      2,000
Senior Subordinated Notes.............................    192,436        140,000
Other.................................................      1,154            174
                                                         --------       --------
          Total borrowings............................    276,987        227,386
Current maturities....................................    (12,454)        (5,946)
                                                         --------       --------
Long-term portion.....................................   $264,533       $221,440
                                                         ========       ========

     CREDIT FACILITY AND TERM LOANS -- During 1997, the Company amended its Credit Facility to allow for, among other things, the acquisition of Carter and the issuance of the Senior Subordinated Notes. Under the Amended Credit Facility, the Company had available $110.0 million principal amount of Term Loans, and has a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($17.0 million at October 30, 1999 after reduction of $1.0 million for letters of credit) is subject to a .375% commitment fee. The credit facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Argo-Tech) as well as the unearned shares of the Company's common stock held by the ESOP. The Amended Credit Facility contains a number of covenants that, among other things, limit the Company's ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Amended Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company will be required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 30, 1999. Interest was calculated, at the Company's choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate for fiscal year 1999 ranged from 0.25% to 1.00% plus ABR or 1.25% to 2.00% plus LIBOR.

     The Company entered into three interest rate swap agreements with a financial institution in notional amounts of $10.0 million which fixed the rates at 6.775%, 6.775% and 6.805% through October 2000. On October 1, 1998 the Company terminated a $10.0 million swap that had a fixed rate of 6.775% and was to terminate on October 27, 2000 and replaced it with a $10.0 million swap that has a fixed rate of 6.08% and will now terminate on October 31, 2003. On December 17, 1998 the Company terminated a $10.0 million swap that had a fixed rate of 6.775% and was to terminate on October 27, 2000 and replaced it with a $10.0 million swap that has a fixed rate of 6.10% and will now terminate on December 31, 2003. The gains/losses on the swap agreements were recognized as interest expense and amounted to a $0.4 million loss in fiscal year 1999 and 1998, respectively, and a $0.3 million loss in fiscal year 1997. The Company has no other derivative financial instruments.

     SENIOR SUBORDINATED NOTES -- On September 26, 1997 the Company issued $140.0 million 8 5/8% Senior Subordinated Notes due 2007 (the "Notes"). Proceeds from the offering, together with a portion of the borrowings under the Amended Credit Facility, were used (i) to finance the acquisition of Carter; (ii) to repay in full $46.1 million in existing notes and; (iii) to pay fees and expenses incurred in connection with the acquisition.

     On December 17, 1998, the Company issued $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P. and cash were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the largest shareholder of AT Holdings, for $79.4 million plus transaction expenses. At October 30, 1999 the accreted value of this offering was $52.4 million

     Interest on the Notes will be payable semiannually on April 1 and October 1 of each year, commencing on April 1, 1998. The Notes will mature on October 1, 2007. Except as described below, the Company may not redeem the Notes prior to October 1, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the redemption prices at the time, together with accrued and unpaid interest, if any, to the date of redemption. In addition, at any time on or prior to October 1, 2000, the Company may, subject to certain requirements, redeem up to 33 1/3% of the original aggregate principal amount of the Notes with net cash proceeds of one or more public equity offerings by the Company, at a redemption price equal to 108.625% of the principal amount to be redeemed, together with accrued and unpaid interest, if any, to the date of redemption, provided that at least 66 2/3% of the original aggregate principal amount of the Notes remains outstanding immediately after each such redemption.

     The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are subject to certain limitations and restrictions which the Company has not exceeded at October 30, 1999.

     ANNUAL MATURITIES AND INTEREST PAYMENTS -- The maturities of the Company's long-term debt during each of the next five fiscal years are as follows (in thousands):

                        FISCAL YEAR                              AMOUNT
                        -----------                             --------
2000........................................................    $ 12,454
2001........................................................      11,631
2002........................................................      18,612
2003........................................................      20,932
2004........................................................      20,918
Thereafter..................................................     192,440
                                                                --------
          Total.............................................    $276,987
                                                                ========

     The total interest paid during the fiscal years ended 1999, 1998 and 1997 was $22.4 million, $20.1 million and $12.5 million, respectively.

12.  SEGMENT INFORMATION

     The Company operates in two business segments: Argo-Tech and J.C. Carter. Argo-Tech includes the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. J.C. Carter is a wholly-owned subsidiary of Argo-Tech Corporation who designs, manufactures and distributes fuel flow related products found on a plane's airframe, aerial refueling systems, ground fueling system valves and related components and industrial marine cryogenic pumps for transferring liquefied natural gas.

     The company evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

     The following table presents revenues and other financial information by business segment (in thousands):

                                                ARGO-TECH    J.C. CARTER    CORPORATE    CONSOLIDATED
                                                ---------    -----------    ---------    ------------
1999
Customer revenues.............................  $121,417       $55,123       $    --       $176,540
Intersegment revenues.........................        80            --            --             80
Eliminations..................................                                                  (80)
Operating profit (loss).......................    36,037         8,332        (3,045)        41,324
Amortization of goodwill and intangible
  assets......................................                                                7,478
                                                                                           --------
Income from operations........................                                               33,846
Interest expense..............................                                               25,003
Interest income and other.....................                                                 (516)
                                                                                           --------
Income before tax.............................                                             $  9,359
                                                                                           ========
Capital expenditures..........................     5,000         1,050                        6,050
Depreciation..................................     4,065         2,232           264          6,561
Amortization of inventory step-up.............                      77                           77
Compensation expense recognized in connection
  with employee stock ownership plan..........     4,322                                      4,322
Compensation expense recognized in connection
  with stock appreciation rights and stock
  options.....................................                                 2,983          2,983

                                                ARGO-TECH    J.C. CARTER    CORPORATE    CONSOLIDATED
                                                ---------    -----------    ---------    ------------
1998
Customer revenues.............................  $124,830       $49,313       $    --       $174,143
Intersegment revenues.........................        97             6            --            103
Eliminations..................................                                                 (103)
Operating profit (loss).......................    36,473           463        (1,397)        35,539
Amortization of goodwill and intangible
  assets......................................                                                7,480
                                                                                           --------
Income from operations........................                                               28,059
Interest expense..............................                                               21,030
Interest income and other.....................                                                 (268)
                                                                                           --------
Income before tax.............................                                             $  7,297
                                                                                           ========
Capital expenditures..........................     4,854           756                        5,610
Depreciation..................................     3,865         2,663           281          6,809
Amortization of inventory step-up.............                  10,681                       10,681
Compensation expense recognized in connection
  with employee stock ownership plan..........     3,911                                      3,911

1997
Customer revenues.............................  $113,310       $ 3,776       $    --       $117,086
Intersegment revenues.........................        --            --            --             --
Eliminations..................................
Operating profit (loss).......................    30,550          (625)         (423)        29,502
Amortization of goodwill and intangible
  assets......................................                                                2,852
                                                                                           --------
Income from operations........................                                               26,650
Interest expense..............................                                               12,827
Interest income and other.....................                                                 (404)
                                                                                           --------
Income before tax.............................                                             $ 14,227
                                                                                           ========
Capital expenditures..........................     2,690            --                        2,690
Depreciation..................................     4,163           205           297          4,665
Amortization of inventory step-up.............                   1,496                        1,496
Compensation expense recognized in connection
  with employee stock ownership plan..........     2,920                                      2,920

13.  MAJOR CUSTOMERS AND EXPORT SALES

     During the fiscal years ended 1999, 1998 and 1997, the Company had revenues in excess of 10% from the following customers (in thousands):

                                                 1999       1998       1997
                                                -------    -------    -------
Customer A (Related Party)....................  $29,751    $29,870    $25,896
Customer B....................................       --         --     14,562
Customer C....................................       --         --     12,740

     During the fiscal years ended 1999, 1998 and 1997, export sales to foreign customers were comprised of the following (in thousands):

                                                 1999       1998       1997
                                                -------    -------    -------
Europe........................................  $30,501    $29,812    $18,786
All others (individually less than 10%).......   50,159     52,402     40,707
                                                -------    -------    -------
          Total...............................  $80,660    $82,214    $59,493
                                                =======    =======    =======

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has various financial instruments, including cash and short-term investments, interest rate swaps and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies which require judgment. The Company believes that the carrying values of the short term investments and long term debt approximates their fair value. The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the company would pay to terminate the swap agreements at October 30, 1999, taking into account current interest rates and the current creditworthiness of the company and the respective financial institution. The amount the company would pay to settle the three interest rate swap agreements at October 30, 1999 would be approximately $0.2 million dollars. The company's balance sheet does not reflect these amounts.

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

16.  NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," was issued in June 1999. This statement delays the effective date of SFAS No. 133 until the fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not completed its evaluation of SFAS No. 133, but does not anticipate a material impact on the consolidated financial statements from the adoption of this accounting standard.

                                  * * * * * *

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
   3.1     Restated Certificate of Incorporation of the Company
           (incorporated herein by reference to Exhibit 3.1 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
   3.2     By-Laws of the Company (incorporated herein by reference to
           Exhibit 3.2 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
   4.1     Indenture dated September 26, 1997, between the Company, the
           Subsidiary Guarantors signatory thereto and Harris Trust and
           Savings Bank, as Trustee, relating to the 8 5/8% Senior
           Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to
           Exhibit 4.1 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
   4.2     Form of Global Exchange Note (included in Exhibit 4.1)
           (incorporated herein by reference to Exhibit 4.2 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
   4.3     Exchange and Registration Rights Agreement dated September
           26, 1997, between the Company, the Subsidiary Guarantors and
           Chase Securities Inc. (incorporated herein by reference to
           Exhibit 4.3 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
 *10.1     Form of Stay Pay and Severance Agreement dated June 6, 1996, by and among the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Yoichi Fujiki, Frances S.
           St. Clair, Paul R. Keen and David Chrencik) (incorporated
           herein by reference to Exhibit 10.1 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
 *10.2     Employment Agreement dated February 13, 1989 between the
           Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
 *10.3     Employment Agreement dated October 15, 1986 between the
           Company and Michael S. Lipscomb (incorporated herein by
           reference to Exhibit 10.3 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
 *10.4     Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated
           herein by reference to Exhibit 10.4 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
 *10.5     Argo-Tech Corporation Salaried Pension Plan, dated November
           1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
 *10.6     First Amendment to Argo-Tech Corporation Salaried Pension
           Plan (incorporated herein by reference to Exhibit 10.6 of
           the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
 *10.7     Argo-Tech Corporation Employee Stock Ownership Plan and
           Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
 *10.8     First Amendment to the Argo-Tech Corporation Employee Stock
           Ownership Plan and Trust Agreement, dated October 26, 1994
           (incorporated herein by reference to Exhibit 10.8 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 *10.9     Second Amendment to the Argo-Tech Corporation Employee Stock
           Ownership Plan and Trust Agreement, dated May 9, 1996
           (incorporated herein by reference to Exhibit 10.9 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
 *10.10    Third Amendment to the Argo-Tech Corporation Employee Stock
           Ownership Plan and Trust Agreement, dated July 18, 1997
           (incorporated herein by reference to Exhibit 10.10 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
 *10.11    Argo-Tech Corporation Employee Stock Ownership Plan Excess
           Benefit Plan, dated May 17, 1994 (incorporated herein by
           reference to Exhibit 10.11 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
**10.12    AT Holdings Corporation Stockholders Agreement, dated as of
           December 17, 1998.
**10.13    AT Holdings Corporation Supplemental Stockholders Agreement,
           dated as of December 17, 1998.
  10.14    Amendment, Termination and Release under Vestar/AT Holdings
           Corporation Stockholders' Agreement, dated May 17, 1994
           (incorporated herein by reference to Exhibit 10.17 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
  10.15    Consulting Agreement between the Company and Vestar Capital
           Partners dated May 17, 1994 (incorporated herein by
           reference to Exhibit 10.18 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
 *10.16    Form of Management Incentive Compensation Plan for key
           employees of the Company (incorporated herein by reference to Exhibit 10.19 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
 *10.17    1991 Management Incentive Stock Option Plan, as amended,
           dated May 16, 1994 (incorporated herein by reference to
           Exhibit 10.20 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
 *10.18    Form of Stock Option Agreement in connection with the
           Management Incentive Stock Option Plan, as amended, between the Company and all members of the Company's Executive Staff
           (incorporated herein by reference to Exhibit 10.21 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
 *10.19    1991 Performance Stock Option Plan, as amended, dated May
           16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
 *10.20    Form of Stock Option Agreement in connection with the 1991
           Performance Stock Option Plan, as amended, between the
           Company and certain key employees (incorporated herein by
           reference to Exhibit 10.23 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
  10.21    Credit Facility, dated July 18, 1997, as amended and
           restated on September 26, 1997, between the Company and
           Chase Manhattan Bank (incorporated herein by reference to
           Exhibit 10.24 of the Company's Registration Statement on
           form S-1, filed October 17, 1997, SEC File No. 333-38223).
  10.22    Distributorship Agreement, dated December 24, 1990, between the Company, Yamada Corporation and Vestar Capital Partners,
           Inc. (incorporated herein by reference to Exhibit 10.25 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
  10.23    Japan Distributorship Agreement, dated December 24, 1990,
           between the Company, Aerotech World Trade Corporation,
           Yamada Corporation, Yamada International Corporation and
           Vestar Capital Partners, Inc. (incorporated herein by
           reference to Exhibit 10.26 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  10.24    Stock Purchase Agreement, dated August 1, 1997, between the
           Company, J.C. Carter Company, Inc., Robert L. Veloz,
           Individually and as Trustee, Marlene J. Veloz, Individually
           and as Trustee, Edith T. Derbyshire, Individually and as
           Trustee, Harry S. Derbyshire, Individually and as Trustee,
           Michael Veloz, Katherine Canfield and Maureen Partch, as
           Trustee (incorporated herein by reference to Exhibit 10.27 of the Company's Registration Statement on form S-1, filed
           October 17, 1997, SEC File No. 333-38223).
 *10.25    Prism Prototype Retirement Plan & Trust & 401(k) Profit
           Sharing Plan Adoption Agreement, dated November 1, 1994
           (incorporated herein by reference to Exhibit 10.28 of the
           Company's Registration Statement on form S-1, filed October
           17, 1997, SEC File No. 333-38223).
 *10.26    Prism Prototype Retirement Plan and Trust (incorporated
           herein by reference to Exhibit 10.29 of the Company's
           Registration Statement on form S-1, filed October 17, 1997,
           SEC File No. 333-38223).
  10.27    Agreement of Purchase and Sale between Agnem Holdings, Inc.
           and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company's Registration
           Statement on form S-1, filed October 17, 1997, SEC File No.
           333-38223).
 *10.28    1997 Stock Appreciation Rights Plan.
**10.29    AT Holdings Corporation 1998 Incentive Plan.
**12       Statement regarding computation of ratios.
  21       List of Subsidiaries (incorporated herein by reference to
           Exhibit 21 of the Company's Registration Statement on form
           S-1, filed October 17, 1997, SEC File No. 333-38223).
**27       Financial Data Schedule

---------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

** Filed herewith.