Form 10-Q
period 2000-01-29
ARGO TECH CORP
filed 2000-03-13
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended January 29, 2000, or

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from            to           .

Commission file number 333-38223

ARGO-TECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1521125

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

23555 Euclid Avenue

Cleveland, Ohio (Address of principal executive offices)	44117 (Zip code)

(216) 692-6000

(Registrant’s telephone number, including area code)

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

As of March 1, 2000, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of January 29, 2000 and October 30, 1999	3

Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss) for the 13 weeks ended January 29, 2000 and January 30, 1999	4

Consolidated Statements of Cash Flows for the 13 weeks ended January 29, 2000 and January 30, 1999	5

Notes to Consolidated Financial Statements	6 - 8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	11

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	11

Signature	12

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JANUARY 29, 2000 AND OCTOBER 30, 1999
(In thousands, except share data)

	2000	1999

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,217	$3,873

Receivables, net	23,065	30,169

Inventories	36,469	34,043

Deferred income taxes and prepaid expenses	6,364	5,322

Total current assets	69,115	73,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation	34,621	35,653

GOODWILL, net of accumulated amortization	115,065	115,942

INTANGIBLE ASSETS, net of accumulated amortization	51,196	52,202

DEFERRED FINANCING AND OTHER ASSETS	16,891	17,541

Total Assets	$286,888	$294,745

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$9,878	$12,454

Accounts payable	3,961	6,647

Accrued liabilities	20,684	18,928

Total current liabilities	34,523	38,029

LONG-TERM DEBT, net of current maturities	262,259	264,533

OTHER NONCURRENT LIABILITIES	27,384	27,926

Total Liabilities	324,166	330,488

REDEEMABLE ESOP STOCK	33,860	50,772

Unearned ESOP stock	(7,140)	(7,560)

	26,720	43,212

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(63,998)	(78,955)

Total shareholders’ equity/(deficiency)	(63,998)	(78,955)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$286,888	$294,745

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
FOR THE 13 WEEKS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999

(In thousands)
UNAUDITED

	2000	1999

Net revenues	$35,830	$40,143

Cost of revenues	22,164	21,993

Gross profit	13,666	18,150

Selling, general and administrative	6,065	8,796

Research and development	2,504	2,261

Amortization of intangible assets	1,879	1,869

Operating expenses	10,448	12,926

Income from operations	3,218	5,224

Interest expense	6,476	5,670

Other, net	(59)	(222)

Loss before income taxes	(3,199)	(224)

Income tax (benefit) provision	(1,120)	977

Net loss	$(2,079)	$(1,201)

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of income tax of $(28)	41	—

Comprehensive Loss	$(2,038)	$(1,201)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999

(In thousands)
UNAUDITED

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,079)	$(1,201)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	1,540	1,685

Amortization of intangible assets and deferred financing costs	2,401	2,241

Accretion of bond discount	56	20

Compensation expense recognized in connection with employee stock ownership plan	1,009	1,895

Compensation expense recognized in connection with stock appreciation rights and stock options	—	2,771

Amortization of inventory step-up	193	—

Deferred income taxes	(1,024)	(256)

Changes in operating assets and liabilities:

Receivables	7,104	(91)

Inventories	(2,619)	(2,841)

Prepaid expenses	(762)	(636)

Accounts payable	(2,686)	(2,004)

Accrued and other liabilities	1,663	3,638

Other, net	26	—

Net cash provided by operating activities	4,822	5,221

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(508)	(1,358)

Net cash used in investing activities	(508)	(1,358)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of senior subordinated notes	—	52,250

Repayment of long-term debt	(4,348)	(1,195)

Repayment of note payable — Durodyne acquisition	(557)	—

Payment of financing related fees	—	(9,741)

Dividend	(65)	(51,354)

Net cash used in financing activities	(4,970)	(10,040)

CASH AND CASH EQUIVALENTS:

Net decrease for the period	(656)	(6,177)

Balance, Beginning of period	3,873	11,578

Balance, End of period	$3,217	$5,401

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED JANUARY 29, 2000 AND JANUARY 30, 1999
(Unaudited)
1.	BASIS OF PRESENTATION

The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its Subsidiaries include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, Argo-Tech leases a portion of its manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in its financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

Argo-Tech Corporation is a parent, holding company with four wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM), Argo-Tech Corporation (Aftermarket) and J.C. Carter Company, Inc. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements of the guarantor subsidiaries is not material to investors. All of Argo-Tech’s subsidiaries are guarantors except two wholly-owned subsidiaries that have inconsequential assets, liabilities and equity. Their only operations are the result of intercompany activity which is immediately dividended back to Argo-Tech.

2.	UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 13 weeks ended January 29, 2000 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	January 29,	October 30,
	2000	1999

Finished goods	$2,095	$2,151

Work-in-process and purchased parts	23,788	20,404

Raw materials and supplies	13,626	14,252

Total	39,509	36,807

Reserve for excess and obsolete inventory	(3,040)	(2,764)

Inventories — net	$36,469	$34,043

4.	CONTINGENCIES

Environmental Matters — The soil and groundwater at Argo-Tech’s Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

Other Matters — Argo-Tech is subject to various legal actions and other contingencies. In the opinion of Argo-Tech’s management, after reviewing the information which is currently available with respect to such matters and consulting with Argo-Tech’s legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect Argo-Tech’s financial condition, results of operations or liquidity.

5.	SEGMENT INFORMATION

The Company operates in two business segments: Argo-Tech and J.C. Carter. Argo-Tech includes the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. J.C. Carter is a wholly-owned subsidiary of Argo-Tech Corporation which designs, manufactures and distributes fuel flow related products found on a plane’s airframe, aerial refueling systems, ground fueling system valves and related components and industrial marine cryogenic pumps for transferring liquefied natural gas.

The Company evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ending January 29, 2000

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$22,250	$13,580	$—	$35,830

Intersegment revenues	3	—	—	3

Eliminations				(3)

Operating profit (loss)	4,280	987	(170)	5,097

Amortization of goodwill and intangible assets				1,879

Income from operations				3,218

Interest expense				6,476

Interest income and other				(59)

Loss before tax				$(3,199)

Capital expenditures	478	30		508

Depreciation	1,072	406	62	1,540

Amortization of inventory step-up		193		193

Compensation expense recognized in connection with employee stock ownership plan	1,009			1,009

13 Week Period Ending January 30, 1999

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$28,427	$11,716	$—	$40,143

Intersegment revenues	7	6	—	13

Eliminations				(13)

Operating profit (loss)	8,211	1,523	(2,641)	7,093

Amortization of goodwill and intangible assets				1,869

Income from operations				5,224

Interest expense				5,670

Interest income and other				(222)

Loss before tax				$(224)

Capital expenditures	1,275	83		1,358

Depreciation	935	684	66	1,685

Compensation expense recognized in connection with employee stock ownership plan	1,895			1,895

Compensation expense recognized in connection with stock appreciation rights and stock options			2,771	2,771

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS.

      Argo-Tech Corporation is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry providing a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. Argo-Tech is the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of airframe products and aerial refueling systems. Argo-Tech is also a leading manufacturer of components for ground fueling systems.

      The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying condensed consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

Results of Operations for the 13 Week Period Ended January 29, 2000 Compared With the 13 Week Period Ended January 30, 1999

      Net revenues for the 13 week period ended January 29, 2000 decreased $4.3 million, or 10.7%, to $35.8 million from $40.1 million for the 13 week period ended January 30,1999. This decrease was primarily due to a decrease in aerospace revenues of $5.7 million offset by a $1.4 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $6.5 million of commercial aerospace revenues offset by a $0.8 million increase in military revenues. Commercial OEM revenues decreased $1.8 million, or 20.4%, to $7.0 million and commercial aftermarket revenues decreased $4.7 million, or 24.2%, to $14.7 million in the 13 week period ended January 29, 2000. Commercial OEM revenues declined as a result of lower aircraft build rates, while commercial aftermarket revenues were lower primarily due to a decrease in the demand from an international distributor. The distributor reduced its demand to adjust inventories that had accumulated as a result of lower orders for JT8 and JT9 spare parts during the last half of fiscal year 1999 and in response to lower demand by airlines for spare pumps used for initial provisioning purposes. Military revenues increased primarily due to an increase in sales of KC-135 aerial refueling components offset by a decrease in F-15 foreign military sales. Industrial revenues included an increase in ground fueling revenues of $1.7 million, or 53.1%, to $4.9 million offset by a decrease in cryogenic products of $0.3 million, or 27.3%, to $0.8 million. Heritage Business Park revenues of $1.2 million were unchanged from the prior comparable period.

      Gross profit for the 13 week period ended January 29, 2000 decreased $4.5 million, or 24.7%, to $13.7 million from $18.2 million in the 13 week period ended January 30, 1999. Gross margin decreased to 38.3% for the 13 week period ended January 29, 2000 from 45.4% in the 13 week period ended January 30, 1999. The decrease in gross profit and gross margin is primarily due to the decrease in aerospace revenues which resulted in a lower margin sales mix of aerospace products and lower operating performance at the Cleveland facility.

      Operating expenses for the 13 week period ended January 29, 2000 decreased $2.5 million, or 19.4%, to $10.4 million from $12.9 million in the 13 week period ended January 30, 1999. This decrease is primarily attributable to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder on January 4, 1999 offset by a $0.2 million increase in research and development expense. Operating expenses as a percent of revenues were 29.1% for the 13 week period ended January 29, 2000 as compared to 32.2% for the 13 week period ended January 30, 1999.

      Income from operations for the 13 week period ended January 29, 2000 decreased $2.0 million, or 38.5%, to $3.2 million from $5.2 million in the 13 week period ended January 30, 1999. As a percent of revenues, income from operations for the 13 week period ended January 29, 2000 decreased to 8.9% from 13.0% for the 13 week period ended January 30, 1999. These decreases were due to lower aerospace revenues, unfavorable sales mix of aerospace products and lower operating performance at the Cleveland facility offset by the decrease in operating expenses due to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder and an increase in research and development expense.

      Interest expense for the 13 week period ended January 29, 2000 increased $0.9 million, or 16.1%, to $6.5 million from $5.6 million for the 13 week period ended January 30, 1999 primarily due to the issuance of the $55.0 million Senior Subordinated Notes in connection with the repurchase of common stock of AT Holdings from its largest shareholder on January 4, 1999 and higher interest rates on term loans, partially offset by a lower level of term loans.

      The income tax provision for the 13 week period ended January 29, 2000 decreased $2.1 million to a benefit of $1.1 million from an expense of $1.0 million in the 13 week period ended January 30, 1999. This decrease is due to an increase of pre-tax loss to $3.2 million for the 13 week period ended January 29, 2000 as compared to a pre-tax loss of $0.2 million and the effect of the non-deductible compensation expense on the vesting of stock options and stock appreciation rights for the 13 week period ended January 30, 1999.

      Net loss for the 13 week period ended January 29, 2000 increased $0.9 million, or 75.0%, to $2.1 million from $1.2 million for the 13 week period ended January 30, 1999 primarily due to the revenue and expense factors discussed above.

Fluctuations of Operating Results; Limitation of Quarterly Comparisons

      Argo-Tech’s results of operations are subject to fluctuations from quarter to quarter due to changes in demand for its products, changes in product mix and other factors. Demand for its products can vary from quarter to quarter due to changes in demand for, and timing of deliveries of, OEM, aftermarket and military products and services. In particular, the timing of Argo-Tech’s aftermarket sales tends not to occur on a predictable schedule and, furthermore, the sales tend to occur in large quantities which can significantly impact quarterly comparisons. Accordingly, year-to-year and quarter-to-quarter comparisons of quarterly results may not be meaningful, and quarterly results during the year are not necessarily indicative of the results that may be expected for any future period or for the entire year.

Liquidity and Capital Resources

      Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

      Cash for the period ended January 29, 2000 decreased $0.7 million to $3.2 million, primarily due to the scheduled repayment of term loans, an increase in inventory and a decrease in accounts payable offset by a favorable change in accounts receivable and accrued and other liabilities.

      Capital expenditures for the 13 weeks ended January 29, 2000 totaled $0.5 million compared to $1.4 million for the 13 weeks ended January 30, 1999. Argo-Tech expects to incur capital expenditures of approximately $4.0 million for the remainder of fiscal year 2000, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

      Long-term debt at January 29, 2000 consisted of $79.1 million principal amount of term loans and $192.5 million principal amount of Senior Subordinated Notes. A scheduled payment of $2.3 million was made on the term loans and $2.0 million was paid on the revolving credit facility. Argo-Tech has available, after $1.0 million of letters of credit, a $19.0 million revolving credit facility. As of January 29, 2000, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Year 2000

      Argo-Tech did not experience any significant malfunctions or errors in its operating of business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, Argo-Tech does not expect any significant impact to its on-going business as a result of the “Year 2000 issue.” However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarter or year-end periods. Argo-Tech believes that any such problems are likely to be minor and correctable. In addition, Argo-Tech could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. Argo-Tech currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

      Argo-Tech expended $1.5 million on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing some outdated, noncompliant hardware and noncompliant software as well as identifying and remediating Year 2000 problems.

Certain Factors That May Affect Future Results

      From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities

Litigation Reform Act of 1995. Such forward-looking statements, and the Company’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech’s dependence on the aerospace industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with its workforce, suppliers, and future acquisitions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At January 29, 2000, Argo-Tech has fixed rate debt totaling $195 million, including $2.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $79.1 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.00% or LIBOR plus 2.00%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08%, 6.10% and 6.805%, respectively. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits — Schedule 27 — Financial Data Schedule

Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 10,	2000	ARGO-TECH CORPORATION

By: /s/ Frances S. St. Clair __________________________

Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

By: /s/ Paul A. Sklad ________________________

Paul A. Sklad Controller (Principal Accounting Officer)