Form 10-Q
period 2000-04-29
ARGO TECH CORP
filed 2000-06-12
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 29, 2000, or

___	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________ .

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

 X  YES ___ NO

      All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

      As of June 1, 2000, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

		Page No.

PART I -	FINANCIAL INFORMATION

Item 1 -	Financial Statements

	Consolidated Balance Sheets as of April 29, 2000 and October 30, 1999	3

	Consolidated Statements of Net Income (Loss) and Comprehensive Income (Loss) for the 26 weeks and 13 weeks ended April 29, 2000 and May 1, 1999	4

	Consolidated Statements of Cash Flows for the 26 weeks ended April 29, 2000 and May 1, 1999	5

	Notes to Consolidated Financial Statements	6 — 9

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 — 12

Item 3 -	Quantitative and Qualitative Disclosure about Market Risk	13

PART II -	OTHER INFORMATION

Item 6 -	Exhibits and Reports on Form 8-K	13

Signature		14

PART I — FINANCIAL INFORMATION
ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
APRIL 29, 2000 AND OCTOBER 30, 1999
(In thousands, except share data)

	2000	1999

ASSETS	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$2,492	$3,873

Receivables, net	23,837	30,169

Inventories	35,272	34,043

Deferred income taxes and prepaid expenses	6,144	5,322

Total current assets	67,745	73,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation	33,735	35,653

GOODWILL, net of accumulated amortization	114,180	115,942

INTANGIBLE ASSETS, net of accumulated amortization	50,188	52,202

DEFERRED FINANCING AND OTHER ASSETS	16,295	17,541

Total Assets	$282,143	$294,745

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$15,873	$12,454

Accounts payable	3,731	6,647

Accrued liabilities	16,541	18,928

Total current liabilities	36,145	38,029

LONG-TERM DEBT, net of current maturities	259,989	264,533

OTHER NONCURRENT LIABILITIES	26,892	27,926

Total Liabilities	323,026	330,488

REDEEMABLE ESOP STOCK	32,148	50,772

Unearned ESOP stock	(6,720)	(7,560)

	25,428	43,212

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(66,311)	(78,955)

Total shareholders’ equity/(deficiency)	(66,311)	(78,955)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$282,143	$294,745

      The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)
UNAUDITED

	26 Weeks Ended		13 Weeks Ended

	April 29, 2000	May 1, 1999	April 29, 2000	May 1, 1999

Net revenues	$75,638	$84,200	$39,808	$44,057

Cost of revenues	45,825	45,351	23,661	23,358

Gross profit	29,813	38,849	16,147	20,699

Selling, general and administrative	11,722	14,581	5,657	5,785

Research and development	5,107	4,455	2,603	2,194

Amortization of intangible assets	3,759	3,740	1,880	1,871

Operating expenses	20,588	22,776	10,140	9,850

Income from operations	9,225	16,073	6,007	10,849

Interest expense	12,618	11,966	6,142	6,296

Other, net	(138)	(181)	(79)	41

Income / (loss) before income taxes	(3,255)	4,288	(56)	4,512

Income tax provision (benefit)	(1,411)	2,566	(291)	1,589

Net income / (loss)	$(1,844)	$1,722	$235	$2,923

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of income tax of $(36) and $(8)	53	—	12	—

Comprehensive income / (loss)	$(1,791)	$1,722	$247	$2,923

      The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999

(In thousands)
UNAUDITED

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income / (loss)	$(1,844)	$1,722

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation	3,068	3,304

Amortization of intangible assets and deferred financing costs	4,804	4,684

Accretion of bond discount	112	78

Compensation expense recognized in connection with employee stock ownership plan	1,534	2,947

Compensation expense recognized in connection with stock appreciation rights and stock options	—	2,771

Amortization of inventory step-up	155	—

Deferred income taxes	(1,722)	(1,566)

Changes in operating assets and liabilities:

Receivables	6,332	(376)

Inventories	(1,384)	(4,869)

Prepaid expenses	(532)	(405)

Accounts payable	(2,916)	(2,361)

Accrued and other liabilities	(2,237)	1,306

Other, net	46	—

Net cash provided by operating activities	5,416	7,235

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,150)	(3,052)

Net cash used in investing activities	(1,150)	(3,052)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of senior subordinated notes	—	52,250

Additional borrowing of long-term debt	6,000	—

Repayment of long-term debt	(6,679)	(2,390)

Repayment of note payable — Durodyne acquisition	(557)	—

Payment of financing related fees	—	(10,044)

Purchase of treasury stock	(2,570)	—

Dividend	(1,841)	(51,948)

Net cash used in financing activities	(5,647)	(12,132)

CASH AND CASH EQUIVALENTS:

Net increase (decrease) for the period	(1,381)	(7,949)

Balance, Beginning of period	3,873	11,578

Balance, End of period	$2,492	$3,629

      The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEKS ENDED APRIL 29, 2000 AND MAY 1, 1999
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

Argo-Tech Corporation is a parent, holding company with four wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM), Argo-Tech Corporation (Aftermarket) and J.C. Carter Company, Inc. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements of the guarantor subsidiaries is not material to investors. All of Argo-Tech’s subsidiaries are guarantors except one wholly-owned subsidiary that has inconsequential assets, liabilities and equity. Its only operations are the result of intercompany activity, which is immediately dividended back to Argo-Tech.

2. UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 26 weeks and 13 weeks ended April 29, 2000 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	April 29,	October 30,
	2000	1999

Finished goods	$2,182	$2,151

Work-in-process and purchased parts	23,220	20,404

Raw materials and supplies	12,749	14,252

Total	38,151	36,807

Reserve for excess and obsolete inventory	(2,879)	(2,764)

Inventories — net	$35,272	$34,043

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ending April 29, 2000

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$27,672	$12,136	$—	$39,808

Intersegment revenues	42	—	—	42

Eliminations				(42)

Operating profit (loss)	6,804	1,196	(113)	7,887

Amortization of goodwill and intangible assets				1,880

Income from operations				6,007

Interest expense				6,142

Interest income and other				(79)

Loss before tax				$(56)

Capital expenditures	535	107		642

Depreciation	1,074	392	62	1,528

Amortization of inventory step-up		39		39

Compensation expense recognized in connection with employee stock ownership plan	525			525

13 Week Period Ending May 1, 1999

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$31,865	$12,192	$—	$44,057

Intersegment revenues	1	—	—	1

Eliminations				(1)

Operating profit (loss)	11,178	1,686	(144)	12,720

Amortization of goodwill and intangible assets				1,871

Income from operations				10,849

Interest expense				6,296

Interest income and other				41

Income before tax				$4,512

Capital expenditures	1,438	256		1,694

Depreciation	958	595	66	1,619

Compensation expense recognized in connection with employee stock ownership plan	1,052			1,052

26 Week Period Ending April 29, 2000

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$49,922	$25,716	$—	$75,638

Intersegment revenues	45	—	—	45

Eliminations				(45)

Operating profit (loss)	11,084	2,183	(283)	12,984

Amortization of goodwil and intangible assets				3,759

Income from operations				9,225

Interest expense				12,618

Interest income and other				(138)

Loss before tax				$(3,255)

Capital expenditures	1,013	137		1,150

Depreciation	2,146	798	124	3,068

Amortization of inventory step-up		155		155

Compensation expense recognized in connection with employee stock ownership plan	1,534			1,534

26 Week Period Ending May 1, 1999

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$60,292	$23,908	$—	$84,200

Intersegment revenues	8	—	—	8

Eliminations				(8)

Operating profit (loss)	19,389	3,209	(2,785)	19,813

Amortization of goodwill and intangible assets				3,740

Income from operations				16,073

Interest expense				11,966

Interest income and other				(181)

Income before tax				$4,288

Capital expenditures	2,713	339		3,052

Depreciation	1,893	1,279	132	3,304

Compensation expense recognized in connection with employee stock ownership plan	2,947			2,947

Compensation expense recognized in connection with stock appreciation rights and stock options			2,771	2,771

6. SUBSEQUENT EVENT

On June 9, 2000, certain financial ratios and tests for the remainder of the credit facility were amended, primarily to adjust for the additional interest expense and debt associated with the $55.0 million in principal amount of 8-5/8% senior subordinated notes that were issued on December 17, 1999. In addition, the supplemental percentage of interest applied to an Alternate Base Rate or LIBOR, as chosen by the Company, was increased .25% when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds a multiple of 5.0 times and .50% when the leverage ratio exceeds a multiple of 5.5 times.

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

Results of Operations for the 13 Week Period Ended April 29, 2000 Compared With
the 13 Week Period Ended May 1, 1999

      Net revenues for the 13 week period ended April 29, 2000 decreased $4.3 million, or 9.8%, to $39.8 million from $44.1 million for the 13 week period ended May 1,1999. This decrease was primarily due to a decrease in aerospace revenues of $5.3 million offset by a $1.0 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $3.9 million of commercial aerospace revenues and $1.4 million in military revenues. Commercial OEM revenues decreased $0.9 million, or 8.8%, to $9.3 million and commercial aftermarket revenues decreased $3.0 million, or 14.4%, to $17.8 million in the 13 week period ended April 29, 2000. Commercial OEM revenues declined as a result of lower aircraft build rates, while commercial aftermarket revenues were lower primarily due to a decrease in the demand from an international distributor and a reduction in repair and overhaul services. Military revenues decreased primarily due to lower sales on the F-15 and AE2100 programs, together with lower spare part requirements. Industrial revenues included an increase in ground fueling revenues of $0.7 million, or 20.6%, to $4.1 million and cryogenic products of $0.3 million, or 50.0%, to $0.9 million. Heritage Business Park revenues of $1.3 million were unchanged from the prior comparable period.

      Gross profit for the 13 week period ended April 29, 2000 decreased $4.6 million, or 22.2%, to $16.1 million from $20.7 million in the 13 week period ended May 1, 1999. Gross margin decreased to 40.5% for the 13 week period ended April 29, 2000 from 46.9% in the 13 week period ended May 1, 1999. The decrease in gross profit and gross margin is primarily due to the decrease in aerospace revenues, which resulted in a lower margin sales mix of aerospace products.

      Operating expenses for the 13 week period ended April 29, 2000 increased $0.2 million, or 2.0%, to $10.1 million from $9.9 million in the 13 week period ended May 1, 1999. This increase is primarily attributable to an increase in research and development expense offset by a slight decrease in selling, general and administrative expense. Operating expenses as a percent of revenues were 25.4% for the 13 week period ended April 29, 2000 as compared to 22.4% for the 13 week period ended May 1, 1999.

      Income from operations for the 13 week period ended April 29, 2000 decreased $4.8 million, or 44.4%, to $6.0 million from $10.8 million in the 13 week period ended May 1, 1999. As a percent of revenues, income from operations for the 13 week period ended April 29, 2000 decreased to 15.1% from 24.5% for the 13 week period ended May 1, 1999. These decreases were due to the unfavorable sales mix of lower aerospace product revenues and increased operating expenses.

      Interest expense for the 13 week period ended April 29, 2000 decreased $0.2 million, or 3.2%, to $6.1 million from $6.3 million for the 13 week period ended May 1, 1999 due to a lower level of term loans partially offset by higher interest rates on the term loans.

      The income tax provision for the 13 week period ended April 29, 2000 decreased $1.9 million to a benefit of $0.3 million from an expense of $1.6 million in the 13 week period ended May 1, 1999. This decrease is due to a pre-tax loss of $0.1 million for the 13 week period ended April 29, 2000 as compared to a pre-tax income of $4.5 million and the effect of lower tax rates on Argo-Tech’s foreign sales corporation’s earnings

      Net income for the 13 week period ended April 29, 2000 decreased $2.7 million, or 93.1%, to $0.2 million from $2.9 million for the 13 week period ended May 1, 1999 primarily due to the revenue and expense factors discussed above.

Results of Operations for the 26 Week Period Ended April 29, 2000 Compared With
the 26 Week Period Ended May 1, 1999

      Net revenues for the 26 week period ended April 29, 2000 decreased $8.6 million, or 10.2%, to $75.6 million from $84.2 million for the 26 week period ended May 1,1999. This decrease was primarily due to a decrease in aerospace revenues of $11.1 million offset by a $2.5 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $10.4 million of commercial aerospace revenues and $0.7 million in military revenues. Commercial OEM revenues decreased $2.7 million, or 14.2%, to $16.3 million and commercial aftermarket revenues decreased $7.7 million, or 19.2%, to $32.5 million in the 26 week period ended April 29, 2000. Commercial OEM revenues declined as a result of lower aircraft build rates, while commercial aftermarket revenues were lower primarily due to a decrease in the demand from an international distributor. The distributor reduced its demand to adjust inventories that had accumulated as a result of lower orders for JT8 and JT9 spare parts during the last half of fiscal year 1999 and in response to lower demand by airlines for spare pumps used for initial provisioning purposes. Military revenues decreased slightly due to a decrease in F-15 foreign military sales offset by an increase in sales of KC-135 aerial refueling components. Industrial revenues included an increase in ground fueling revenues of $2.5 million, or 37.9%, to $9.1 million. Cryogenic products of $1.7 million and Heritage Business Park revenues of $2.5 million were unchanged from the prior comparable period.

      Gross profit for the 26 week period ended April 29, 2000 decreased $9.0 million, or 23.2%, to $29.8 million from $38.8 million in the 26 week period ended May 1, 1999. Gross margin decreased to 39.4% for the 26 week period ended April 29, 2000 from 46.1% in the 26 week period ended May 1, 1999. The decrease in gross profit and gross margin is primarily due to the decrease in aerospace revenues, which resulted in a lower margin sales mix of aerospace products.

      Operating expenses for the 26 week period ended April 29, 2000 decreased $2.2 million, or 9.6%, to $20.6 million from $22.8 million in the 26 week period ended May 1, 1999. This decrease is primarily attributable to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder on January 4, 1999 offset by a $0.6 million increase in research and development expense. Operating expenses as a percent of revenues were 27.2% for the 26 week period ended April 29, 2000 as compared to 27.1% for the 26 week period ended May 1, 1999.

      Income from operations for the 26 week period ended April 29, 2000 decreased $6.8 million, or 42.5%, to $9.2 million from $16.0 million in the 26 week period ended May 1, 1999. As a percent of revenues, income from operations for the 26 week period ended April 29, 2000 decreased to 12.2% from 19.0% for the 26 week period ended May 1, 1999. These decreases were due to lower aerospace revenues and an unfavorable sales mix of aerospace products offset by the decrease in operating expenses due to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder and an increase in research and development expense.

      Interest expense for the 26 week period ended April 29, 2000 increased $0.6 million, or 5.0%, to $12.6 million from $12.0 million for the 26 week period ended May 1, 1999 primarily due to the issuance of the $55.0 million Senior Subordinated Notes in connection with the repurchase of common stock of AT Holdings from its largest shareholder on January 4, 1999 and higher interest rates on term loans, partially offset by a lower level of term loans.

      The income tax provision for the 26 week period ended April 29, 2000 decreased $4.0 million to a benefit of $1.4 million from an expense of $2.6 million in the 26 week period ended May 1, 1999. This decrease is due to a pre-tax loss of $3.3 million for the 26 week period ended April 29, 2000 as compared to a pre-tax income of $4.3 million and the effect of the non-deductible compensation expense on the vesting of stock options and stock appreciation rights for the 13 week period ended January 30, 1999.

      Net income for the 26 week period ended April 29, 2000 decreased $3.5 million, to a loss of $1.8 million compared to income of $1.7 million for the 26 week period ended May 1, 1999 primarily due to the revenue and expense factors discussed above.

Fluctuations of Operating Results; Limitation of Quarterly Comparisons

      Argo-Tech’s results of operations are subject to fluctuations from quarter to quarter due to changes in demand for its products, changes in product mix and other factors. Demand for its products can vary from quarter to quarter due to changes in demand for, and timing of deliveries of, OEM, aftermarket and military products and services. In particular, the timing of Argo-Tech’s aftermarket sales tends not to occur on a predictable schedule and, furthermore, the sales tend to occur in large quantities that can significantly impact quarterly comparisons. Accordingly, year-to-year and quarter-to-quarter comparisons of quarterly results may not be meaningful, and quarterly results during the year are not necessarily indicative of the results that may be expected for any future period or for the entire year.

Liquidity and Capital Resources

      Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

      Cash for the period ended April 29, 2000 decreased $1.4 million to $2.5 million. This was primarily due to the scheduled repayment of term loans, the purchase of stock from former employees and ESOP participants, an increase in inventory and a decrease in accounts payable and accrued and other liabilities offset by operating income, a decrease in accounts receivable and an additional borrowing of long-term debt.

      Capital expenditures for the 26 weeks ended April 29, 2000 totaled $1.2 million compared to $3.1 million for the 26 weeks ended May 1, 1999. Argo-Tech expects to incur capital expenditures of approximately $2.8 million for the remainder of fiscal year 2000, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

      Long-term debt at April 29, 2000 consisted of $76.8 million principal amount of term loans and $192.5 million principal amount of Senior Subordinated Notes. A scheduled payment of $4.6 million was made on the term loans and $2.0 million was paid on the revolving credit facility. Argo-Tech has available, after $1.0 million of letters of credit, a $13.0 million revolving credit facility. As of April 29, 2000, there were $6.0 million of outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At April 29, 2000, Argo-Tech has fixed rate debt totaling $195 million, including $2.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $76.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08%, 6.10% and 6.805%, respectively. In order to reduce fixed interest rate exposure on borrowings under its fixed rate debt, Argo-Tech entered into a reverse rate swap agreement on March 17, 2000 on the notional amount of $100.0 million at 6.38%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II — OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits — Schedule 27 — Financial Data Schedule

      Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2000	ARGO-TECH CORPORATION

By: /s/ Frances S. St. Clair

Frances S. St. Clair
Vice President and Chief Financial Officer
(Duly Authorized Officer)

By: /s/ Paul A. Sklad

Paul A. Sklad
Controller
(Principal Accounting Officer)