Form 10-Q
period 2000-07-29
ARGO TECH CORP
filed 2000-09-11
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000, OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO _______.

COMMISSION FILE NUMBER 333-38223

ARGO-TECH CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	31-1521125 (I.R.S. EMPLOYER IDENTIFICATION NO.)

23555 EUCLID AVENUE CLEVELAND, OHIO (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	44117 (ZIP CODE)

(216) 692-6000
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS._X_YES NO

ALL OF THE OUTSTANDING CAPITAL STOCK OF THE REGISTRANT IS HELD BY AT HOLDINGS CORPORATION.

AS OF SEPTEMBER 1, 2000, 1 SHARE OF THE REGISTRANT’S COMMON STOCK, $.01 PAR VALUE, WAS OUTSTANDING.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
SIGNATURE
EXHIBIT 27

PART I —FINANCIAL INFORMATION
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JULY 29, 2000 AND OCTOBER 30, 1999
(In thousands, except share data)

	2000	1999

ASSETS	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$3,597	$3,873

Receivables, net	22,017	30,169

Inventories	35,183	34,043

Deferred income taxes and prepaid expenses	5,937	5,322

Total current assets	66,734	73,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation	32,669	35,653

GOODWILL, net of accumulated amortization	113,303	115,942

INTANGIBLE ASSETS, net of accumulated amortization	49,181	52,202

DEFERRED FINANCING AND OTHER ASSETS	16,106	17,541

Total Assets	$277,993	$294,745

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$9,867	$12,454

Accounts payable	3,797	6,647

Accrued liabilities	20,703	18,928

Total current liabilities	34,367	38,029

LONG-TERM DEBT, net of current maturities	257,722	264,533

OTHER NONCURRENT LIABILITIES	26,628	27,926

Total Liabilities	318,717	330,488

REDEEMABLE ESOP STOCK	32,148	50,772

Unearned ESOP stock	(6,300)	(7,560)

	25,848	43,212

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(66,572)	(78,955)

Total shareholders’ equity/(deficiency)	(66,572)	(78,955)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$277,993	$294,745

      The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)
UNAUDITED

	39 Weeks Ended		13 Weeks Ended

	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999

Net revenues	$113,615	$128,700	$37,977	$44,500

Cost of revenues	66,544	70,223	20,719	24,872

Gross profit	47,071	58,477	17,258	19,628

Selling, general and administrative	16,657	21,698	4,935	7,117

Research and development	7,394	6,985	2,287	2,530

Amortization of intangible assets	5,636	5,608	1,877	1,868

Operating expenses	29,687	34,291	9,099	11,515

Income from operations	17,384	24,186	8,159	8,113

Interest expense	19,155	18,456	6,537	6,490

Other, net	(148)	(232)	(10)	(51)

Income / (loss) before income taxes	(1,623)	5,962	1,632	1,674

Income tax provision (benefit)	(677)	3,105	734	539

Net income / (loss)	$(946)	$2,857	$898	$1,135

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of income tax of $(53) and $(17)	80	—	27	—

Comprehensive income / (loss)	$(866)	$2,857	$925	$1,135

      The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999

(In thousands)
UNAUDITED

	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income / (loss)	$(946)	$2,857

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation	4,504	4,724

Amortization of intangible assets and deferred financing costs	7,217	7,111

Accretion of bond discount	171	132

Compensation expense recognized in connection with employee stock ownership plan	1,798	3,998

Compensation expense recognized in connection with stock appreciation rights and stock options	—	2,881

Amortization of inventory step-up	155	—

Deferred income taxes	(2,025)	(1,483)

Changes in operating assets and liabilities:

Receivables	8,152	(1,693)

Inventories	(1,295)	(5,643)

Prepaid expenses	(522)	(426)

Accounts payable	(2,850)	(2,718)

Accrued and other liabilities	2,201	3,357

Other, net	(122)	—

Net cash provided by operating activities	16,438	13,097

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,520)	(4,336)

Net cash used in investing activities	(1,520)	(4,336)

CASH FLOWS FROM FINANCING ACTIVITIES:

Sale of senior subordinated notes	—	52,250

Additional borrowing of long-term debt	6,000	—

Repayment of long-term debt	(15,011)	(3,587)

Repayment of note payable —Durodyne acquisition	(557)	—

Payment of financing related fees	(256)	(10,213)

Purchase of treasury stock	(2,579)	—

Dividend	(2,791)	(53,116)

Net cash used in financing activities	(15,194)	(14,666)

CASH AND CASH EQUIVALENTS:

Net decrease for the period	(276)	(5,905)

Balance, Beginning of period	3,873	11,578

Balance, End of period	$3,597	$5,673

      The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 39 WEEKS ENDED JULY 29, 2000 AND JULY 31, 1999
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

2. UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 39 weeks and 13 weeks ended July 29, 2000 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	July 29,	October 30,
	2000	1999

Finished goods	$2,431	$2,151

Work-in-process and purchased parts	23,012	20,404

Raw materials and supplies	12,648	14,252

Total	38,091	36,807

Reserve for excess and obsolete inventory	(2,908)	(2,764)

Inventories —net	$35,183	$34,043

4. CONTINGENCIES

Environmental Matters —The soil and groundwater at Argo-Tech’s Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

Other Matters —Argo-Tech is subject to various legal actions and other contingencies. In the opinion of Argo-Tech’s management, after reviewing the information which is currently available with respect to such matters and consulting with Argo-Tech’s legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect Argo-Tech’s financial condition, results of operations or liquidity.

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

The following table presents revenues and other financial information by business segment (in thousands):

13 WEEK PERIOD ENDING JULY 29, 2000

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$26,421	$11,556	$—	$37,977

Intersegment revenues	4	—	—	4

Eliminations				(4)

Operating profit (loss)	9,076	1,128	(168)	10,036

Amortization of goodwill and intangible assets				1,877

Income from operations				8,159

Interest expense				6,537

Interest income and other				(10)

Income before tax				$1,632

Capital expenditures	270	100		370

Depreciation	1,021	341	74	1,436

Compensation expense recognized in connection with employee stock ownership plan	264			264

13 WEEK PERIOD ENDING JULY 31, 1999

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$30,507	$13,993	$—	$44,500

Intersegment revenues	2	—	—	2

Eliminations				(2)

Operating profit (loss)	8,498	1,702	(219)	9,981

Amortization of goodwill and intangible assets				1,868

Income from operations				8,113

Interest expense				6,490

Interest income and other				(51)

Income before tax				$1,674

Capital expenditures	1,117	167		1,284

Depreciation	925	429	66	1,420

Compensation expense recognized in connection with employee stock ownership plan	1,051			1,051

Compensation expense recognized in connection with stock appreciation rights and stock options			110	110

39 WEEK PERIOD ENDING JULY 29, 2000

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$76,343	$37,272	$—	$113,615

Intersegment revenues	49	—	—	49

Eliminations				(49)

Operating profit (loss)	20,160	3,311	(451)	23,020

Amortization of goodwill and intangible assets				5,636

Income from operations				17,384

Interest expense				19,155

Interest income and other				(148)

Loss before tax				$(1,623)

Capital expenditures	1,283	237		1,520

Depreciation	3,167	1,139	198	4,504

Amortization of inventory step-up		155		155

Compensation expense recognized in connection with employee stock ownership plan	1,798			1,798

39 WEEK PERIOD ENDING JULY 31, 1999

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$90,799	$37,901	$—	$128,700

Intersegment revenues	10	—	—	10

Eliminations				(10)

Operating profit (loss)	27,887	4,911	(3,004)	29,794

Amortization of goodwill and intangible assets				5,608

Income from operations				24,186

Interest expense				18,456

Interest income and other				(232)

Income before tax				$5,962

Capital expenditures	3,830	506		4,336

Depreciation	2,818	1,708	198	4,724

Compensation expense recognized in connection with employee stock ownership plan	3,998			3,998

Compensation expense recognized in connection with stock appreciation rights and stock options			2,881	2,881

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

RESULTS OF OPERATIONS FOR THE 13 WEEK PERIOD ENDED JULY 29, 2000 COMPARED WITH
THE 13 WEEK PERIOD ENDED JULY 31, 1999

      Net revenues for the 13 week period ended July 29, 2000 decreased $6.5 million, or 14.6%, to $38.0 million from $44.5 million for the 13 week period ended July 31,1999. This decrease was primarily due to a decrease in aerospace revenues of $6.9 million offset by a $0.4 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $3.9 million of commercial aerospace revenues and $3.0 million in military revenues. Commercial OEM revenues decreased $2.7 million, or 25.7%, to $7.8 million and commercial aftermarket revenues decreased $1.2 million, or 6.1%, to $18.5 million in the 13 week period ended July 29, 2000. Commercial OEM revenues declined as a result of lower aircraft build rates and lower exchange pump sales. Commercial aftermarket revenues were lower primarily due to a decrease in the demand by airlines for spare pumps used for initial provisioning purposes and a slight reduction in repair and overhaul services. A decrease in demand for spare parts from an international distributor was offset by an increase in demand from domestic airlines and third party repair facilities. Military revenues decreased primarily due to lower sales on the F-100, F-110 and AE2100 main engine programs and the F-18E/F 480 gallon fuel tank, together with lower engineering revenues related to the F-22 and JSF programs. Industrial revenues included an increase in ground fueling revenues of $1.2 million, or 40.0%, to $4.2 million, primarily related to the August 1999 acquisition of Durodyne, Inc. and Heritage Business Park revenues of $0.3 million, or 23.1%, to $1.5 million offset by a decrease in cryogenic product revenues of $1.1 million, or 47.8%, to $1.2 million.

      Gross profit for the 13 week period ended July 29, 2000 decreased $2.4 million, or 12.2%, to $17.2 million from $19.6 million in the 13 week period ended July 31, 1999. Gross margin increased to 45.3% for the 13 week period ended July 29, 2000 from 44.0% in the 13 week period ended July 31, 1999. The decrease in gross profit is primarily due to the decrease in aerospace revenues, while the increase in gross margin is attributable to a favorable sales mix of aerospace products.

      Operating expenses for the 13 week period ended July 29, 2000 decreased $2.4 million, or 20.9%, to $9.1 million from $11.5 million in the 13 week period ended July 31, 1999. This decrease is primarily due to the non-recurrence of the $0.8 million industrial product liability settlement agreement and reduced general and administrative and research and development expenses. Operating expenses as a percent of revenues were 23.9% for the 13 week period ended July 29, 2000 as compared to 25.8% for the 13 week period ended July 31, 1999.

      Income from operations was $8.1 million for both of the 13 week periods ended July 29, 2000 and July 31,1999. As a percent of revenues, income from operations for the 13 week period ended July 29, 2000 increased to 21.3% from 18.2% for the 13 week period ended July 31, 1999. The increase was due to the favorable sales mix of aerospace products and decreased operating expenses.

      Interest expense was $6.5 million for both of the 13 week periods ended July 29, 2000 and July 31, 1999 due to lower outstanding borrowings offset by higher interest rates on the term loans.

      The income tax provision for the 13 week period ended July 29, 2000 increased $0.1 million, or 16.7%, to $0.7 million from $0.6 million in the 13 week period ended July 31, 1999. This increase is due to the effect of lower non-deductible compensation expense associated with the Employee Stock Ownership Plan offset by the reduced benefit associated with exercised stock options as compared to the 13 week period ended July 31, 1999.

      Net income for the 13 week period ended July 29, 2000 decreased $0.2 million, or 18.2%, to $0.9 million from $1.1 million for the 13 week period ended July 31, 1999 primarily due to the revenue and expense factors discussed above.

RESULTS OF OPERATIONS FOR THE 39 WEEK PERIOD ENDED JULY 29, 2000 COMPARED WITH
THE 39 WEEK PERIOD ENDED JULY 31, 1999

      Net revenues for the 39 week period ended July 29, 2000 decreased $15.1 million, or 11.7%, to $113.6 million from $128.7 million for the 39 week period ended July 31, 1999. This decrease was primarily due to a decrease in aerospace revenues of $17.9 million offset by a $2.8 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $14.3 million of commercial aerospace revenues and $3.6 million in military revenues. Commercial OEM revenues decreased $5.4 million, or 18.3%, to $24.1 million and commercial aftermarket revenues decreased $8.9 million, or 14.9%, to $51.0 million in the 39 week period ended July 31, 2000. Commercial OEM revenues declined as a result of lower aircraft build rates and lower exchange pump sales, while commercial aftermarket revenues were lower primarily due to a decrease in the demand from an international distributor and a decrease in repair and overhaul services. The distributor reduced its demand to adjust inventories that had accumulated as a result of lower orders for JT8 and JT9 spare parts during the last half of fiscal year 1999 and in response to lower demand by airlines for spare pumps used for initial provisioning purposes. Military revenues decreased due to reductions in F-15 foreign military sales and the AE2100 main engine program along with lower engineering revenues primarily related to the F-22 and JSF programs, which were partially offset by an increase in sales of KC-135 aerial refueling components. Industrial revenues included an increase in ground fueling revenues of $3.7 million, or 38.5%, to $13.3 million, primarily related to the August 1999 acquisition of Durodyne, Inc. and Heritage Business Park revenues $0.3 million, or 7.9%, to $4.1 million. A reduction in demand for cryogenic products led to a decline in revenues of $1.2 million, or 29.3%, to $2.9 million.

      Gross profit for the 39 week period ended July 29, 2000 decreased $11.4 million, or 19.5%, to $47.1 million from $58.5 million in the 39 week period ended July 31, 1999. Gross margin decreased to 41.5% for the 39 week period ended July 29, 2000 from 45.5% in the 39 week period ended July 31, 1999. The decrease in gross profit is primarily due to the decrease in aerospace revenues, while the decrease in gross margin is attributable to an unfavorable sales mix of aerospace products.

      Operating expenses for the 39 week period ended July 29, 2000 decreased $4.6 million, or 13.4%, to $29.7 million from $34.3 million in the 39 week period ended July 31, 1999. This decrease is primarily attributable to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder on January 4, 1999 and the $0.8 million industrial product liability settlement agreement. Additionally, there has been a decrease of general and administrative expenses of $1.4 million, which was offset by a $0.4 million increase in research and development expense. Operating expenses as a percent of revenues were 26.1% for the 39 week period ended July 29, 2000 as compared to 26.7% for the 39 week period ended July 31, 1999.

      Income from operations for the 39 week period ended July 29, 2000 decreased $6.8 million, or 28.1%, to $17.4 million from $24.2 million in the 39 week period ended July 31, 1999. As a percent of revenues, income from operations for the 39 week period ended July 29, 2000 decreased to 15.3% from 18.8% for the 39 week period ended July 31, 1999. These decreases were due to lower aerospace revenues and an unfavorable sales mix of aerospace products offset by the decrease in operating expenses due to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder and the $0.8 million industrial product liability settlement agreement. Additionally, there has been a decrease of general and administrative expenses of $1.4 million, which was offset by an increase in research and development expense.

      Interest expense for the 39 week period ended July 29, 2000 increased $0.7 million, or 3.8%, to $19.2 million from $18.5 million for the 39 week period ended July 31, 1999 primarily due to the issuance of $55.0 million of 8.625% senior subordinated notes issued in December 1999 in connection with the repurchase of common stock of AT Holdings from its largest shareholder on January 4, 1999 and higher interest rates on the term loans, partially offset by lower term loan borrowings.

      The income tax provision for the 39 week period ended July 29, 2000 decreased $3.8 million to a benefit of $0.7 million from an expense of $3.1 million in the 39 week period ended July 31, 1999. This decrease is due to a pre-tax loss of $1.6 million for the 39 week period ended July 29, 2000 as compared to pre-tax income of $6.0 million and the effect of the non-deductible compensation expense on the vesting of stock options and stock appreciation rights.

      Net income for the 39 week period ended July 29, 2000 decreased $3.8 million, to a loss of $0.9 million compared to income of $2.9 million for the 39 week period ended July 31, 1999 primarily due to the revenue and expense factors discussed above.

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

      Cash for the period ended July 29, 2000 decreased $0.3 million to $3.6 million. This was primarily due to the scheduled repayment of the term loans, the purchase of stock from former employees and ESOP participants, an increase in inventory and a decrease in accounts payable offset by operating income, a decrease in accounts receivable, an increase in accrued and other liabilities and an additional borrowing of long-term debt.

      Capital expenditures for the 39 weeks ended July 29, 2000 totaled $1.5 million compared to $4.3 million for the 39 weeks ended July 31, 1999. Argo-Tech expects to incur capital expenditures of approximately $2.0 million for the remainder of fiscal year 2000, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

      Long-term debt at July 29, 2000 consisted of $74.5 million principal amount of term loans and $192.6 million principal amount of Senior Subordinated Notes. A scheduled payment of $7.0 million was made on the term loans and $8.0 million was paid on the revolving credit facility. Argo-Tech has available, after $1.1 million of letters of credit, an $18.9 million revolving credit facility. As of July 29, 2000, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

      On June 9, 2000, certain financial ratios and tests for the remainder of the credit facility were amended, primarily to adjust for the additional interest expense and debt associated with the $55.0 million of 8.625% senior subordinated notes that were issued on December 17, 1999. In addition, the supplemental percentage of interest applied to an Alternate Base Rate or LIBOR, as chosen by the Company, was increased .25% when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds a multiple of 5.0 times and .50% when the leverage ratio exceeds a multiple of 5.5 times.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At July 29, 2000, Argo-Tech has fixed rate debt totaling $195 million, including $2.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $74.5 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08%, 6.10% and 6.805%, respectively. In order to reduce fixed interest rate exposure on borrowings under its fixed rate debt, Argo-Tech entered into a reverse rate swap agreement on March 17, 2000 on the notional amount of $100.0 million at 6.38%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      (a) Exhibits —Schedule 27 —Financial Data Schedule

      Reports on Form 8-K —None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 8, 2000	ARGO-TECH CORPORATION

By:/s/ Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer Duly Authorized Officer)

By:/s/ Paul A. Sklad Paul A. Sklad Controller Principal Accounting Officer)