Form 10-K405
period 2000-10-28
ARGO TECH CORP
filed 2001-01-26
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 28, 2000	Commission File No. 333-38223

ARGO-TECH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1521125 (I.R.S. Employer Identification No.)

23555 Euclid Avenue, Cleveland, Ohio (Address of Principal Executive Offices)	44117 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 692-6000

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: None

      Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  Yes    No

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.

      All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

      As of January 25, 2001, one share of the Registrant’s Common Stock, $.01 par value per share, was outstanding.

Documents incorporated by reference: None

PART I

Item 1.  Business.

      We are a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. We provide a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. We are the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and are a leading supplier of airframe products and aerial refueling systems. Since 1991, until the acquisition of J.C. Carter Company, Inc., we were primarily a manufacturer of main engine fuel pumps. In September 1997, we expanded our product lines through the acquisition of the outstanding capital stock of Carter, a California corporation. Carter’s product lines include airframe pumps and accessories, military aerial refueling systems and other fuel system components such as valves and ground fueling components, as well as the production and service of liquid natural gas pumps. In August 1999, we acquired the outstanding capital stock of Durodyne, Inc., an Arizona corporation. Durodyne is a manufacturer of speciality industrial hose for aerospace, chemical transfer and marine applications. Durodyne is operated as a subsidiary of Carter. We also operate a materials laboratory and a business park in Cleveland, Ohio, where we maintain our headquarters and primary production facilities.

      Main engine fuel pumps are precision mechanical pumps, mounted to the aircraft’s engines that maintain the flow of fuel to the engine at a precise rate and pressure. Airframe fuel pumps and airframe accessories are used to transfer fuel to the engine systems and to shift and control fuel between tanks in order to maintain aircraft balance. Aerial refueling systems permit military aerial tankers to refuel fighter, bomber and other military aircraft while in flight. Ground fueling systems transfer fuel from fueling trucks and underground tanks to the underwing fuel receptacle of the aircraft.

Products

  Aerospace OEM

      Main Engine Fuel Pumps. All Argo-Tech main engine fuel pumps are designed at our Cleveland facility. These pumps consist of an aluminum body which is cast by certified subcontractors. We then machine the casting, add a variety of gears and other components, and perform rigorous testing at our Cleveland facility.

      We are the sole source supplier of main engine fuel pumps for all CFM56 series engines, one of the most popular series of large commercial aircraft engines used today. The CFM56 series engines power the Airbus A-319, A-320, A-321 and A-340 and the Boeing 737 aircraft. We are also the sole source supplier of main engine fuel pumps for all engines used on the Boeing 777 aircraft, including the new longer range Boeing 777.

      Our products also include large regional and business jet applications, including the main engine fuel pumps used on the BR710 engine, which is used on the high-end Bombardier Canadair Aerospace Global Express and the Gulfstream Aerospace Corp. V aircraft. We also supply main engine fuel pumps for the GE CF34-8 engine program, which is used on the Canadair RJ700 regional and business aircraft, the Embraer ERJ-170 70 passenger regional jet and the Dornier 528Jet and 728Jet regional aircraft. We have been selected to supply main engine fuel pumps for the GE CF34-10 engine which will be used on the Embraer ERJ-190 and Dornier 928Jet regional aircraft.

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

      Aerial Refueling Systems.  We are a major supplier of components for aerial refueling systems, which are produced only for military applications. Aerial refueling components we manufacture, including pumps and couplers, are installed in the refueling systems of 100% of U.S. designed military aircraft equipped with such capability.

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

  Ground Fueling Products

      We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world. Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the underwing fuel receptacle of the aircraft. In addition to nozzles, couplers and hydrants, we also sell pressure control valves and systems. We have also developed the AVR2000 Aviation Refueling Management System, a hardware and software system for customized fuel utilization management, data collection and billing.

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

  Industrial

      We have been widely recognized as a leading designer and supplier of high performance submerged motor pumps for liquefied gas. In 1987, we sold the original equipment manufacture (OEM) business for industrial liquid natural gas pumps installed outside North America. However, an agreement concluded in January 2000 has allowed us to re-enter the OEM business. The sale of OEM pumps will add to our current business of providing spare parts, testing, and performing upgrade and repair services on our existing installed base of pumps.

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

Customers

  Aerospace

      OEM customers for our aerospace products include the world’s major aircraft engine manufacturers: Allison Engine, GE, Pratt and Whitney (including Pratt and Whitney Canada), Rolls-Royce, SNECMA/GE (CFMI) and Williams International Corp. Customers for our airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lear Corp., Lockheed Martin, Raytheon and various U.S. government agencies. Orders for military components come through customers such as Lockheed Martin, Boeing and Pratt and Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines worldwide. Currently, the total number of airline and third party customers for our spare parts and overhaul services exceeds 200.

      Upsilon International Corporation, in its capacity as distributor of certain of our products to foreign customers, accounted for approximately 14% of our net revenues for the fiscal year ended October 28, 2000. One other customer, SNECMA/GE (CFMI), accounted for more than 10% of our revenues during this period.

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

Manufacturing

      We manufacture a major portion of our Argo-Tech products at our Cleveland facility. This facility houses our senior management and the majority of our aerospace engineering and design staff, sales team, and production and main distribution facilities. This facility is organized around four manufacturing “cells” that operate bearing, gear, housing and shaft productions. By creating cells, the necessary people, machinery, materials and methods are organized into four distinct business teams. Within each manufacturing cell are members from each of the Manufacturing, Quality, Production Control, Statistical Process Control, and

Manufacturing Engineering disciplines. Our design engineering staff is also organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to meet our integrated operating plan and to ensure timely production of our products.

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

      Although we believe that our operations and facilities are currently in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations of such laws or the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for environmental remediation for the 2001 fiscal year.

      Our Cleveland facility is currently the subject of environmental remediation activities. The cost of these activities is the responsibility of TRW under the terms of the purchase agreement by which we acquired TRW’s Power Accessories Division in 1986. Remediation has been underway since 1989 and is expected to continue for the foreseeable future. We have not paid for any material portion of the cost of the remediation and do not expect to do so in the future. TRW has funded all necessary remediation costs and we expect that TRW will continue to do so in the future. We estimate that TRW has spent in excess of $10 million for environmental remediation at our Cleveland facility.

      The TRW purchase agreement also requires TRW, for a period of 20 years, to indemnify us for:

•	costs associated with third party environmental claims relating to environmental conditions arising from activities conducted by TRW during its operation of its Power Accessories Division that have not been conducted by us after our purchase of the assets of the division in 1986, and

•	a portion of the costs associated with third party environmental claims arising from activities conducted by TRW and us, the portion of the costs to be paid by each party being determined based on the length of time each party conducted the activity giving rise to the claim.

      To date, there have been no third party environmental claims relating to us or to the Cleveland facility.

      In March 1986, a two thousand gallon spent underground storage tank was removed from our Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the removal of the tank, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene and perchloroethylene. In 1990, the Regional Water Quality Control Board issued a Cleanup and Abatement Order to Carter relating to the investigation and remediation of groundwater contamination. To date, the full extent of the groundwater contamination has not been ascertained. By virtue of our acquisition of Carter, we have assumed responsibility for satisfying the cleanup order. However, we have obtained indemnification from Carter’s selling stockholders for, among other things, all costs and expenses related to satisfaction of the order. However, there can be no assurance that such indemnification obligations with respect to the cleanup order will be satisfied. See “Risk Factors—Potential Exposure to Environmental Liabilities.”

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

      Our aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 (“OSHA”) mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

Competition

      Competition among aerospace component manufacturers is based on product quality, reliability and on-time delivery. Our primary main engine fuel pump competitors are Hamilton Sundstrand, BF Goodrich Company and TRW. Hamilton Sundstrand is our closest competitor in the main engine fuel pump market.

      Competitors in our other product lines range in size from divisions of large corporations to small privately held entities, with only one or two components in their entire product line. Our primary airframe pump competitors are FR-HiTemp Limited, Crane-Hydroaire and Intertechnique, S.A.; our primary airframe valve competitors are Parker-Hannifin Corporation, ITT Aerospace Controls and Whittaker Controls; our primary ground fueling competitor is Whittaker; and our primary aerial refueling competitor is Parker-Hannifin.

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

Employees

      As of October 28, 2000, we had 707 full-time employees of which 431 are salaried and 276 are hourly. The 185 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2004 and have an average of over 18 years of experience in the industry.

Item 2.  Properties.

      We own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine fuel pump business and lease almost one million square feet of the facility to third parties. We believe that this facility’s machinery, plants and offices are in satisfactory operating condition. We also believe that it has sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures.

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

      Durodyne’s leased facility in Tucson, Arizona encompasses 85,000 square feet and includes available space for expansion. We manufacture specialty industrial hose for aerospace, chemical transfer and marine applications at this facility. We believe this facility has sufficient capital and capacity to permit further growth in those product lines without significant additional capital expenditures.

      Our Inglewood, California leased facility occupies approximately 10,000 square feet and includes available space for expansion. Its primary purpose is to repair and overhaul main engine fuel pumps owned by airline customers. Inglewood’s assets include test stands for testing fuel pumps after overhaul and a small machine shop for simple rework of pump components.

      A leased facility at Henley-on-Thames, England occupies approximately 4,500 square feet. Its primary activities are the design, development and support of aviation refueling management systems.

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

Item 6.  Selected Financial Data.

Selected Historical Financial and Other Data of Argo-Tech Corporation

      The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1996 through 2000, which have been derived from our audited consolidated financial statements for those years. Our fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 28, 2000 is referred to as “fiscal 2000.” The fiscal year ended October 28, 2000 consisted of 52 weeks, the fiscal year ended October 31, 1998 consisted of 53 weeks and the remaining fiscal years presented consisted of 52 weeks. The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Fiscal Year Ended

	October 28,	October 30,	October 31,	October 25,	October 26,
	2000	1999	1998	1997	1996

	(Dollars in Thousands)

Statement of Operations Data:

Net revenues	$159,353	$176,178	$174,035	$117,086	$96,437

Gross profit	66,870	79,396	66,832	46,132	38,555

Operating expenses	41,518	45,550	38,773	19,482	19,277

Income from operations	25,352	33,846	28,059	26,650	19,278

Interest expense	25,644	25,003	21,030	12,827	10,138

Other, net	(402)	(516)	(268)	(404)	(112)

Income tax provision (benefit)	(642)	4,021	3,400	4,841	3,608

Extraordinary loss(a)	—	—	—	1,529	—

Net income	$752	$5,338	$3,897	$7,857	$5,644

Balance Sheet Data (at end of period):

Total assets	$277,334	$294,745	$288,195	$300,960	$167,106

Working capital	33,277	35,378	36,917	42,647	25,531

Long-term debt (including current maturities)	264,762	276,987	227,386	248,862	107,607

Redeemable preferred stock	—	—	—	—	25,908

Redeemable common stock	—	—	6,713	4,813	4,067

Redeemable ESOP stock, net	20,983	43,212	32,235	18,906	11,974

Shareholder’s equity/(deficiency)(b)	(58,842)	(78,955)	(36,286)	(27,941)	(28,219)

Other Data:

Gross margin	42.0%	45.1%	38.4%	39.4%	40.0%

Adjusted EBITDA(c)	$41,973	$52,284	$56,940	$38,591	$29,069

Adjusted EBITDA margin(d)	26.3%	29.7%	32.7%	33.0%	30.1%

Net cash flows provided by operating activities	$22,427	$15,298	$29,771	$17,597	$15,942

Net cash flows used in investing activities	(3,025)	(8,637)	(5,610)	(110,252)	(3,355)

Net cash flows provided by (used in) financing activities	(18,101)	(14,366)	(21,994)	88,460	(11,000)

	Fiscal Year Ended

	October 28,	October 30,	October 31,	October 25,	October 26,
	2000	1999	1998	1997	1996

	(Dollars in Thousands)

Depreciation, goodwill, identified intangibles and deferred financing fee amortization	15,635	15,973	15,279	10,960	8,653

Capital expenditures	3,025	6,050	5,610	2,690	3,355

Cash interest expense(e)	23,503	23,069	20,040	11,940	8,947

Ratio of Adjusted EBITDA to cash interest expense	1.8x	2.3x	2.8x	3.2x	3.2x

Ratio of earnings to fixed charges(f)	1.0x	1.4x	1.3x	2.1x	1.9x

(a)	The extraordinary loss, net of federal income tax benefits of $1,019, relates to the write-off of unamortized debt issuance costs of a credit facility that was refinanced on July 18, 1997.

(b)	Includes a dividend of $50.0 million to AT Holdings in fiscal 1999. These funds came from the issuance of $55.0 million in principal amount of 8 5/8% senior subordinate notes, issued at a 5% discount, due 2007.

(c)	Adjusted EBITDA represents income from operations plus non-cash charges as follows:

	Fiscal Year Ended

	October 28,	October 30,	October 31,	October 25,	October 26,
	2000	1999	1998	1997	1996

	(Dollars in Thousands)

Income from operations	$25,352	$33,846	$28,059	$26,650	$19,278

Depreciation, goodwill and intangible amortization	13,494	14,039	14,289	7,525	7,462

Compensation expense — ESOP	2,972	4,322	3,911	2,920	2,329

Write-off of inventory acquisition step-up	155	77	10,681	1,496	—

Adjusted EBITDA	$41,973	$52,284	$56,940	$38,591	$29,069

Our Adjusted EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of operating performance or to cash flow as a measure of liquidity. We have included information concerning Adjusted EBITDA because we understand that it is used by certain investors as one measure of a borrower’s historical ability to service its debt. Adjusted EBITDA, as presented, may not be comparable to similarly titled measures reported by other companies, since not all companies necessarily calculate Adjusted EBITDA in an identical manner, and therefore is not necessarily an accurate means of comparison between companies.

(d)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(e)	Cash interest expense represents interest expense less amortization of deferred financing fees of $2,141,000, $1,934,000, $990,000, $887,000 and $1,191,000, in the fiscal years ended October 28, 2000, October 30, 1999, October 31, 1998, October 25, 1997 and October 26, 1996, respectively.

(f)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes and the extraordinary loss plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      In fiscal 2000, the aerospace business generated approximately 81% of our net revenues. The balance of our net revenues were generated from sales of ground fueling equipment, certain industrial products and revenues from the operation of Heritage Business Park. Approximately 81% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 19% of our aerospace revenues.

      In fiscal 2000, sales to commercial OEMs represented approximately 31% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul services at significantly higher margins. Over the approximately 25 year life cycle of an aircraft program, commercial spare parts and overhaul services for products we manufacture often generate six or more times the aggregate net revenues of the OEM program.

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

General

      The following should be read together with “Selected Historical Financial and Other Data of Argo-Tech Corporation” and our Financial Statements and the related notes included elsewhere in this report. Our fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 28, 2000 is referred to as “fiscal 2000.” The fiscal years ended October 28, 2000 and October 30, 1999 consisted of 52 weeks and the fiscal year ended October 31, 1998 consisted of 53 weeks.

      Our historical financial results are affected by a variety of factors which impact the aerospace industry, in general, or Argo-Tech, in particular. Significant factors are:

• the cyclicality of the commercial aerospace industry,

• the funding of new aerospace product development programs,

• the formation of our Employee Stock Ownership Plan (the “ESOP”) in 1994, and

• our ownership of Heritage Business Park.

      During the period 1993 to 1995, the aerospace industry experienced a significant downturn in its business cycle. In fiscal 2000, the industry experienced another, but less significant, downturn in the build rates of new commercial aircraft. In fiscal 2001, we believe our commercial aerospace revenues will increase due to slightly increased commercial aircraft build rates and the non-recurrence of an inventory adjustment by our international distributor. This change in sales mix is likely to result in higher gross profit, operating income and EBITDA for fiscal 2001.

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

ESOP

      We established our ESOP in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings Corporation, with the proceeds of a $16.8 million ten-year loan funded through a credit facility which was refinanced on July 18, 1997. The ESOP, which includes approximately 260 of our salaried employees, represents an ownership interest in AT Holdings of approximately 58%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $3.0 million, $4.3 million and $3.9 million for the fiscal years ended 2000, 1999 and 1998, respectively. We believe that our ESOP has been successful in motivating and compensating our salaried employees on a cost-efficient basis.

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

Acquisitions

      On September 26, 1997 we acquired all of the outstanding shares of Carter, a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of $140 million in principal amount of our 8 5/8% senior subordinated notes. The results of Carter’s operations have been combined with our results of operations since the date of the acquisition. The purchase price of $107.6 million exceeded the net assets of Carter at the date of acquisition by $99.7 million. Of that excess, $60.6 million was assigned to identified intangible assets and the remainder of $39.1 million was considered goodwill that is being amortized on a straight-line basis over 40 years. The acquisition was accounted for using the purchase method of accounting and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date.

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

Export Sales

      Substantially all of our export sales are all denominated in U.S. dollars. Export sales for fiscal years 2000, 1999 and 1998 were $70.5 million, $80.7 million and $82.2 million, respectively. Sales to Europe were $31.1 million, $30.5 million and $29.8 million. Export sales to all other regions, individually less than 10%, were $39.4 million, $50.2 million and $52.4 million for fiscal years 2000, 1999 and 1998, respectively.

Results of Operations

      The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

	Fiscal Year Ended

	October 28, 2000	October 30, 1999	October 31, 1998

Net revenues	100.0%	100.0%	100.0%

Gross profit	42.0%	45.1%	38.4%

Operating expenses	26.1%	25.9%	22.3%

Income from operations	15.9%	19.2%	16.1%

Interest expense	16.1%	14.2%	12.1%

Other, net	(0.3)%	(0.3)%	(0.2)%

Income before income taxes	0.1%	5.3%	4.2%

Income tax provision (benefit)	(0.3)%	2.3%	2.0%

Net income	0.4%	3.0%	2.2%

Fiscal 2000 Compared with Fiscal 1999

      Net revenues for fiscal 2000 decreased $16.9 million, or 9.6%, to $159.3 million from $176.2 million for fiscal 1999. This change was primarily due to a decrease in aerospace revenues of $18.2 million offset by a $1.3 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $12.5 million in commercial revenues and a decrease of $5.7 million in military revenues. Commercial OEM revenues decreased $6.5 million, or 16.5%, to $33.0 million and commercial aftermarket revenues decreased $6.0 million, or 7.6%, to $73.4 million. The decrease in commercial OEM revenues was attributable to lower aircraft build rates and lower exchange pump sales while commercial aftermarket revenues were lower primarily due to a decrease in the demand from an international distributor and a decrease in repair and overhaul services. The distributor reduced its demand to adjust inventories that had accumulated as a result of lower orders for JT8 and JT9 spare parts and lower demand by airlines for spare parts during the last half of fiscal year 1999, as well as lower demand by airlines for spare pumps used for initial provisioning purposes. Military revenues decreased $5.7 million, or 18.9%, to $24.4 million primarily due to reductions in F-15 foreign military sales and the AE2100 main engine program along with lower engineering revenues primarily related to the F-18E/F 480 gallon fuel tank and the F-22 and JSF programs, which were partially offset by an increase in sales of KC-135 aerial refueling components. Industrial revenues increased $1.3 million, primarily due to increased ground fueling revenues offset by a decrease in cryogenic pump revenues. Approximately 44.2% of fiscal 2000 net revenues were attributable to export sales to foreign customers compared to 45.8% in fiscal 1999. Substantially all such sales were denominated in U.S. dollars.

      Gross profit for fiscal 2000 decreased $12.6 million, or 15.9%, to $66.8 million from $79.4 million for fiscal 1999. Gross margin decreased to 42.0% for fiscal 2000 from 45.1% in fiscal 1999. The decrease in gross profit is primarily due to the decrease in aerospace revenues, while the decrease in gross margin is attributable to an unfavorable sales mix of aerospace products.

      Operating expenses for fiscal 2000 decreased $4.1 million, or 9.0% to $41.5 million from $45.6 million in fiscal 1999. This decrease is primarily attributable to the non-recurrence of the $2.8 million non-cash compensation expense associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder on January 4, 1999, $1.0 million associated with severance and non-compete agreements and an $0.8 million industrial product liability settlement agreement. Additionally, there has been a decrease of general and administrative expenses of $1.8 million related to cost reduction efforts, which was offset by $2.0 million in new business development investments and a $0.3 million increase in research and development expense. Operating expenses as a percent of revenues increased to 26.1% for fiscal 2000 from 25.9% in fiscal 1999.

      Income from operations for fiscal 2000 decreased $8.5 million, or 25.1%, to $25.3 million from $33.8 million for fiscal 1999 and decreased as a percentage of net revenues to 15.9% in fiscal 2000 from 19.2% in fiscal 1999. These decreases were due to lower aerospace revenues and an unfavorable sales mix of aerospace products partially offset by the decrease in operating expenses discussed above.

      Interest expense for fiscal 2000 increased $0.6 million, or 2.4%, to $25.6 million from $25.0 million for fiscal 1999 primarily due to the full year impact of the issuance of $55.0 million of senior subordinated notes in connection with the repurchase of stock from our majority shareholder on January 4, 1999 and higher interest rates on the term loans, partially offset by lower term loan borrowings.

      The income tax provision for fiscal 2000 decreased $4.6 million to a benefit of $0.6 million from an expense of $4.0 million in fiscal 1999. This decrease is due to a lower pre-tax income of $0.1 million for fiscal 2000 as compared to $9.3 million for fiscal 1999 due to an increased benefit of the foreign sales corporation and the effect of the non-deductible compensation expense associated with the Employee Stock Ownership Plan and the vesting of stock options and stock appreciation rights.

      Net income for fiscal 2000 decreased $4.6 million, or 86.8%, to $0.7 million from $5.3 million for fiscal 1999 primarily due to the revenue and expense factors discussed above.

Fiscal 1999 Compared with Fiscal 1998

      Net revenues for fiscal 1999 increased $2.2 million, or 1.3%, to $176.2 million from $174.0 million for fiscal 1998. This change was primarily due to a decrease in aerospace revenues of $3.4 million offset by a $5.6 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $3.7 million in commercial revenue and an increase of $0.3 million in military revenues. Commercial OEM revenues decreased $2.7 million, or 6.4%, to $39.5 million and commercial aftermarket revenues decreased $1.0 million, or 1.2%, to $79.5 million. The decrease in commercial aerospace revenues can be attributable to one less week being reported in the period ended October 30, 1999 as compared to the period ended October 31, 1998 and a slight weakening in demand for aerospace products as we enter the downturn in the business cycle. Military revenues increased $0.3 million, or 1.0%, to $30.1 million primarily due to the initial production of the F-18E/F 480 gallon fuel tank program offset by decreased F-15 foreign military sales. Industrial revenues included increased ground fueling revenues of $4.7 million, or 47.0%, to $14.7 million, increased industrial marine revenues of $0.6 million, or 10.0%, to $6.6 million and increased rental revenues at Heritage Business Park of $0.3 million, or 6.4%, to $5.0 million. Materials Lab service revenues of $0.8 million remained unchanged from the prior fiscal year. Approximately 45.7% of fiscal 1999 net revenues were attributable to export sales to foreign customers compared to 47.2% in fiscal 1998. Substantially all such sales were denominated in U.S. dollars.

      Gross profit for fiscal 1999 increased $12.6 million, or 18.9%, to $79.4 million from $66.8 million for fiscal 1998. Gross margin increased to 45.1% for fiscal 1999 from 38.4% in fiscal 1998. The increase in gross profit and gross margin is due to the non-recurrence of $10.7 million of amortization related to the step-up of Carter inventory to fair market value that occurred in fiscal 1998 and improved operating performance in the Cleveland facility partially offset by an unfavorable Carter sales mix. Excluding the $10.7 million charge for amortization related to the step-up of Carter inventory to fair market value, gross margin for fiscal 1998 would have been 44.6%.

      Operating expenses for fiscal 1999 increased $6.8 million, or 17.5% to $45.6 million from $38.8 million in fiscal 1998. This increase is primarily attributable to non-cash compensation expense of $2.8 million associated with the vesting of stock options and stock appreciation rights in connection with the repurchase of common stock from AT Holdings’ largest shareholder on January 4, 1999, a $2.4 million increase in research and development expense, the $0.8 million settlement agreement and mutual release resulting from the international arbitration award granted in favor of Alsthom, a French shipbuilding concern, against Carter, and a $1.0 million increase in general corporate expenses associated with severance and non-compete agreements. Operating expenses as a percent of revenues increased to 25.9% for fiscal 1999 from 22.3% in fiscal 1998. Excluding the $2.8 million non-recurring non-cash compensation expense, operating expenses as a percent of sales were 24.3% for fiscal 1999.

      Income from operations for fiscal 1999 increased $5.7 million, or 20.3%, to $33.8 million from $28.1 million for fiscal 1998 and increased as a percentage of net revenues to 19.2% in fiscal 1999 from 16.1% in fiscal 1998. These increases were primarily due to the non-recurrence of $10.7 million of amortization related to the step-up of inventory in 1998 and improved operating performance at the Cleveland facility offset by non-cash compensation expense related to the vesting of the stock options and stock appreciation rights in connection with the stock repurchase and increased corporate and research and development expenses.

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

Liquidity and Capital Resources

      We are a holding company and receive all of our operating income from our subsidiaries. As a result, our primary source of liquidity for conducting business activities and servicing our indebtedness has been cash flows from our subsidiaries’ operating activities.

      In September 1997, we amended our credit facility to allow for the acquisition of Carter and the issuance of $140.0 million of 8 5/8% senior subordinated notes. The amended credit facility consists of a seven-year $110.0 million term loan and a seven-year $20.0 million revolving credit facility. As of October 28, 2000, we have $72.1 million principal amount of term loans outstanding under this amended credit facility. We also have available, after $1.1 million of letters of credit, $18.9 million of the seven-year $20.0 million revolving credit facility. The unused balance of the revolving credit facility is subject to a .50% commitment fee. Our credit facility contains a number of covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. It also requires us to comply with certain financial ratios and tests, under which we will be required to achieve certain financial and operating results. On June 9, 2000, certain financial ratios and tests for the remainder of the credit facility were amended, primarily to adjust for the additional interest expense and debt associated with the $55.0 million of 8 5/8% senior subordinated notes that were issued on December 17, 1998. In addition, the supplemental percentage of interest applied to an Alternate Base Rate (“ABR”) or LIBOR, as chosen by the company, was increased .25% when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds a multiple of 5.0 times and .50% when the leverage ratio exceeds a multiple of 5.5 times. We were in compliance with all financial ratios and tests at October 28, 2000. The credit facility contains no restrictions on the ability of our subsidiaries to make distributions to us. Interest is calculated, at our choice, using an Alternate Base Rate (“ABR”) or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate for fiscal year 2000 ranged from 0.75% to 1.50% plus ABR or 1.75% to 2.50% plus LIBOR.

      Proceeds from the September 1997 offering of senior subordinated notes, together with a portion of the borrowings under our credit facility were used to finance the acquisition of Carter, repay in full $46.1 million in notes payable and subordinated notes, and to pay related fees and expenses. The senior subordinated notes bear interest at a rate of 8 5/8% per year, payable on each April 1 and October 1. Interest payments commenced on April 1, 1998. These notes have been jointly, severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries, with the exception of one inconsequential direct, and two inconsequential indirect, wholly owned subsidiaries. The indenture under which these senior subordinated notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions.

      On December 17, 1998, the Company issued $55.0 million in principal amount of 8- 5/8% senior subordinated notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering, along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P. and cash on hand, were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the Company’s largest shareholder, for $79.4 million plus transaction expenses. At October 28, 2000 the accreted value of this offering was $52.7 million.

      In order to reduce variable interest rate exposure on borrowings under our existing credit facility, we have three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08% terminating on October 31, 2003, 6.10% terminating on December 31, 2003, and 6.805% which terminated on October 27, 2000, respectively. In order to reduce fixed interest rate exposure on borrowings under our fixed rate debt, we entered into a reverse rate swap agreement on March 17, 2000 on the notional amount of $100.0 million at 6.38% and terminated the agreement on September 13, 2000. The gains/losses on the swap agreements were recognized as interest expense and amounted to a $0.3 million gain in fiscal year 2000 and a $0.4 million loss in fiscal years 1999 and 1998 respectively. On October 31, 2000, we terminated the remaining two interest rate swap agreements on the notional amounts of $10.0 million which fixed the rate at 6.08% and 6.10% and replaced them with two interest rate swap agreements which fix the rate on the notional amounts of $10.0 million at 5.60% and terminate on October 26, 2001. We do not enter into derivative contracts for trading or speculative purposes. We have no other derivative financial instruments.

      Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 2000 increased $7.1 million to $22.4 million primarily as a result of a decrease in accounts receivable and inventory offset by a decrease in operating results and accounts payable. Cash provided by operating activities for fiscal 1999 decreased $14.5 million to $15.3 million primarily as a result of an increase in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities. Cash provided by operating activities for fiscal 1998 increased $12.2 million to $29.8 million primarily as a result of improved operating results which included a full year of Carter, a decrease in accounts receivable and an increase in accounts payable and accrued and other liabilities offset by an increase in inventory, net of the amortization of inventory step-up to fair value.

      Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 2000 was $3.0 million for the purchase of property, plant and equipment. Net cash used in investing activities for fiscal 1999 was $8.6 million which included the acquisition of Durodyne, net of cash acquired, of $2.6 million and the purchase of property, plant and equipment of $6.0 million. Net cash used in investing activities for fiscal 1998 was $5.6 million for the purchase of property, plant and equipment. Expenditures for property, plant and equipment were $3.0 million, $6.0 million and $5.6 million for fiscal years 2000, 1999 and 1998, respectively. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

      Cash Flows from Financing Activities. Cash used in financing activities for fiscal 2000 was $18.1 million, which was primarily used to make scheduled and voluntary repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees. Cash used in financing activities for fiscal 1999 was $14.4 million which was primarily due to the payment of fees associated with the repurchase of common stock from AT Holdings’ largest shareholder and scheduled repayments, as well as voluntary payments, of long-term debt, offset by a borrowing on the revolving credit facility. Cash used in financing activities for fiscal 1998 was $21.9 million which was primarily used to make scheduled repayments as well as voluntary and mandatory pre-payments of long-term debt.

      Capital Expenditures. Our capital expenditures for fiscal 2000 totalled $3.0 million, which were related to maintaining existing facilities and equipment and systems to support current operating activities. For fiscal 2001, we estimate that capital expenditures will total $4.2 million. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

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

Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” was issued in June 1999. This statement delays the effective date of SFAS No. 133 until the fiscal quarters of fiscal years beginning after June 15, 2000. We intend to adopt SFAS No. 133 effective October 29, 2000. We have completed our evaluation of SFAS No. 133 and do not expect the adoption of such to have a significant impact on the financial position or results of operations of the company because we do not have significant derivative activity.

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

The aerospace industry is a highly regulated, highly competitive industry.

      The following risk factors describe the risks associated with the aerospace industry generally:

•	The aerospace industry is cyclical

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

•	The aerospace industry is subject to government regulation and oversight

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

•	The aerospace industry is highly competitive

      The aerospace industry is a highly competitive global industry which has experienced significant consolidation in recent years. Our competitors include several companies that have significantly greater financial resources than we do.

•	There are a limited number of customers for certain products

      Due to the relatively small number of customers in the aerospace industry, customers are often able to influence prices and other terms of sale for certain of our products. This influence can have a material adverse effect on our profitability, as would the loss of one or more these significant customers.

•	Government Contracts are subject to reductions in defense spending

      Approximately 19.0% of our sales in fiscal 2000 were related to products used in U.S. designed military aircraft. In general, the U.S. defense budget has been declining in recent years, which has resulted in reduced demand for new aircraft and spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense budget will not continue to decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business and profitability.

Risks Associated with our Operations.

•	We depend on the skill and experience of our senior executives

      Our success depends upon the efforts, abilities, experience and expertise of the executive officers of our senior management team. The loss of services of those individuals and or other key employees could have a material adverse effect on our company.

•	Our operations depend on maintaining a skilled workforce

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

•	We depend on suppliers for essential materials used in our products

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

•	We depend on our Cleveland facility

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

•	We have potential exposure to environmental liabilities

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

•	Potential risk of product liability claims

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

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 28, 2000, Argo-Tech had fixed rate debt totaling $195 million, including $2.75 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $72.1 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on our existing credit facility, we have three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08% terminating on October 31, 2003, 6.10% terminating on December 31, 2003 and 6.805% which terminated on October 27, 2000, respectively. In order to reduce fixed interest rate exposure on borrowings under our fixed rate debt, we entered into a reverse rate swap agreement on March 17, 2000 on the notional amount of $100.0 million at 6.38% and terminated the agreement on September 13, 2000. On October 31, 2000 we terminated the remaining two interest rate swap agreements on the notional amounts of $10.0 million which fixed the rate at 6.08% and 6.10% and replaced them with two interest rate swap agreements which fix the rate on the notional amounts of $10.0 million at 5.60% and terminate on October 26, 2001. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

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

Name	Age	Position

Michael S. Lipscomb	54	Chairman, President & CEO, Director

Paul R. Keen	51	Vice President, General Counsel & Secretary, Director

Frances S. St. Clair	45	Vice President and CFO, Director

      Michael S. Lipscomb has been Chairman, President & Chief Executive Officer since 1994. Mr. Lipscomb joined TRW’s corporate staff in February 1981 and was made Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb was named Vice President of Operations when Argo-Tech was formed in 1986, becoming President in 1990 and Chairman in 1994. Mr. Lipscomb has also served as a director of Argo-Tech and AT Holdings Corporation since 1990.

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

Item 11.  Executive Compensation.

      The following table sets forth, for the fiscal years 2000, 1999 and 1998, certain information about the compensation paid to the Chief Executive Officer and each of our other executive officers (the “Named Executives”).

	Annual Compensation
				All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)(2)

Michael S. Lipscomb	2000	$397,777	$209,306	$48,323
Chairman, President and CEO	1999	$339,200	$205,544	$47,623
	1998	$300,000	$220,080	$43,488

Paul R. Keen	2000	$222,768	$78,303	$6,073
Vice President, General Counsel	1999	$189,045	$88,387	$6,235
and Secretary	1998	$167,496	$76,040	$6,746

Frances S. St. Clair	2000	$189,428	$66,586	$3,824
Vice President and CFO	1999	$168,648	$86,170	$4,278
	1998	$153,000	$70,329	$4,115

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 1998, 1999 or 2000.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $22,000, $22,000 and $19,000 for fiscal years 2000, 1999 and 1998, respectively, paid as directors’ fees.

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

      The severance agreements provide that, if a change in control (as defined in the agreements) occurs and the executive remains employed by us on a full-time basis through the effective date of the change in control, the executive will receive a single lump sum “stay payment” equal to 25% of the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

      The severance agreements also provide that if an executive’s full-time employment is terminated without cause (as defined in the agreements), either before or after a change in control has occurred, or upon a voluntary termination of employment by an executive upon the reduction of his or her base salary by 5% or more, if the reduction is not a result of a company policy to reduce the salaries of a substantial number of officers or employees, or if the executive ceases to be employed in a position involving substantially the same level of responsibility or duties as performed by the executive on the date the severance agreement was executed (a “Qualifying Voluntary Termination”), the executive will receive a basic severance payment. The payment will consist of a single lump sum equal to the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

      Additional payments will be made to the executive in the event that a change in control has occurred and the executive’s employment is terminated without cause within the six-month period following the effective date of such change in control, or upon a Qualifying Voluntary Termination within that period. The executive will receive additional severance payments equal to the amount he or she would have received had employment continued, at the same intervals and at the same rate of base salary the executive was receiving during the month preceding termination, until the six-month anniversary of the effective date of the change in control. These additional severance payments, if paid, would be in addition to the basic severance payment and the stay payment described above.

      Each executive is entitled to several other benefits contained in the severance agreements, including

      •  life, health, medical/hospital, dental, and vision insurance benefits for a period of 12 months in the event that an executive’s full-time employment is terminated without cause or upon a Qualifying Voluntary Termination, either before or after a change in control has occurred and

      •  gross-up payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code upon any payment made to the executive under the severance agreements, subject to certain limitations.

      We have agreed to be solely responsible for any and all attorneys’ fees and related expenses incurred by the executive in the event that we fail to comply with our obligations under the severance agreements.

      Trust Agreement.  In connection with an additional stay pay agreement with Mr. Lipscomb, we entered into a trust agreement, which established an irrevocable grantor trust for the benefit of Mr. Lipscomb as the beneficiary. This agreement provides for payment of $315,600 on January 1, 2007, or earlier, upon Mr. Lipscomb’s voluntary or involuntary termination of full-time employment with us, with or without cause (as defined in the agreement).

      The assets to be held by the trust include the original deposit of principal and any other contributions made by us, at our option. These trust assets are to be disposed of by the trustee when certain conditions in Mr. Lipscomb’s stay pay agreement occur or when the trustee is directed by two officers of Argo-Tech, other than Mr. Lipscomb, to dispose of the assets.

      If the amount disbursed by the trustee is insufficient to fully fund the $315,600 payment specified under Mr. Lipscomb’s stay pay agreement, we will be required to pay the balance. However, if the amount disbursed by the trustee exceeds the amount to which Mr. Lipscomb or his qualifying successor is entitled under the stay pay agreement, Mr. Lipscomb or his qualifying successor is entitled to retain such excess. The trust assets and any income earned on those assets remain at all times subject to the claims of our general creditors under state and federal law.

      This agreement also provides for the payment of attorneys’ expenses if enforcement of the contract becomes necessary, and contains certain restrictions on certain types of competitive activity by Mr. Lipscomb. The benefits provided by the trust and this stay pay agreement and the Trust Agreement are in addition to the benefits provided under the severance agreements described above and Mr. Lipscomb’s employment contract which is described below.

      Employment Agreements.  We have entered into employment contracts with Mr. Lipscomb and Mr. Keen. These contracts provide for the payment of severance benefits upon termination of employment without cause (as defined in the contracts). In the event of such a termination, Mr. Lipscomb will receive all salary and bonuses for a period of twelve months from the date of termination, in an amount equal to all salary and bonuses received during the twelve month period immediately preceding termination. Mr. Keen will receive, in the event of such a termination, a single lump sum payment equal to 24 months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination. Both Mr. Lipscomb and Mr. Keen will receive life, health, medical/hospital, dental and vision insurance benefits for a period of twelve months. Mr. Keen’s contract also provides for the payment of attorneys’ expenses if enforcement of the contract becomes necessary, and contains restrictions on certain competitive activities by Mr. Keen. The benefits provided by these additional contracts are provided in addition to the benefits provided under the severance agreements, and Mr. Lipscomb’s trust agreement.

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

      The monthly normal retirement benefit under the Salaried Pension Plan is 1.25% of a participant’s final average monthly compensation multiplied by the participant’s years of benefit service. Compensation earned after June 30, 1994, and service performed after June 30, 1994, are not taken into account in determining a participant’s benefit under the Salaried Pension Plan. Final average monthly compensation means the average monthly compensation (computed before withholdings, deductions for taxes or other purposes, and salary reduction amounts under the Argo-Tech Employee Savings Plan) paid or payable to the participant for the five calendar years which produce the highest such average, determined as if the participant’s employment terminated on June 30, 1994 (or, if earlier, the date the participant’s employment actually terminated or the participant ceased to be within the class of employees eligible to participate in the Salaried Pension Plan). If a participant ceased to be within the class of employees eligible to participate or a participant’s employment terminated (or is deemed to have terminated) prior to July 1 of a calendar year, that calendar year is not taken into account for purposes of determining final average monthly compensation. A participant’s vested benefit cannot be less than the participant’s vested benefit under the Salaried Pension Plan, if any, as of October 31, 1989.

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

      At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the individuals named in the Summary Compensation Table are:

Monthly
Name	Benefit

Michael S. Lipscomb	$1,799.32

Paul R. Keen	$1,188.83

Frances S. St. Clair	$411.56

      The benefits shown above are in the form of a single life annuity commencing as of the first day of the month after the participant attains age 65. Benefits may commence at any time after age 55 if the participant had at least five years of service when the participant’s employment terminated. Actuarial reductions would apply for early commencement and for payment in the form of a joint and survivor annuity.

      The normal form of payment under the Salaried Pension Plan is a single life annuity. However, participants may elect payment of retirement benefits under several joint and survivor forms of payment, subject to the requirement that a married participant receive benefits in the form of a joint and survivor annuity with the spouse as contingent annuitant unless the spouse consents to the participant’s election of another form of payment, another contingent annuitant, or both, as applicable.

  Salaried Savings Plan

      Our Salaried Savings Plan has been in place since 1987. Regular, permanent, salaried employees who have completed at least 3 months of service are eligible to participate in the plan. All assets of the plan are held in trust.

      Participants may elect to have “tax-deferred” (401(k) compensation reduction) contributions made to the plan of up to 13% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Plan of up to 10% of their eligible compensation. Employer matching contributions to the plan ceased on July 1, 1994. For periods before July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant’s tax-deferred contributions not in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the “plan year”)) of each participant’s tax-deferred contributions not in excess of 3% of compensation. A participant’s benefit under the plan is the balance of the participant’s accounts attributable to after-tax contributions and the vested balance of the participant’s accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise non-vested, 100% vested. Benefits are payable in the form of a single lump sum payment.

      The Internal Revenue Code limits the maximum annual contributions that can be made to the Salaried Savings Plan and the maximum amount of annual compensation that can be taken into account in calculating contributions to the Salaried Savings Plan. Contributions for a plan year on behalf of certain highly compensated individuals may also be limited to comply with Internal Revenue Code’s nondiscrimination requirements.

      Benefits are generally payable after a participant is separated from service. A participant who is an employee may, however, apply for an in-service distribution of all or a portion of the participant’s vested account balance after attainment of age 59 1/2 or in the event of a hardship (as defined in the Salaried Savings Plan). A participant may apply for an in-service distribution of after-tax contributions at any age and for any reason. A participant who is a “party in interest” may apply for a loan of up to 50% of the participant’s vested account balance (subject to a $50,000 maximum) under the Salaried Savings Plan.

  Employee Stock Ownership Plan

      The Employee Stock Ownership Plan was established in 1994 with the participation of Argo-Tech’s salaried employees. Key Trust Company of Ohio, N.A., serves as the plan’s trustee, and holds all of its assets in trust.

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

      The shares of AT Holdings’ common stock purchased by the Employee Stock Ownership Plan with the proceeds of the loan are held in a suspense account and released to eligible participants on a pro rata basis as loan principal payments are made. Shares released from the plan for each plan year are allocated to each eligible participant’s account based on the ratio of each such participant’s eligible compensation to the total eligible compensation of all eligible participants. Forfeitures of the accounts of non-vested participants are reallocated among eligible participants in the same manner as shares of AT Holding’s common stock released from the suspense account.

      For each of the Plan Years ended October 31, 1998, October 31, 1999 and October 31, 2000, 42,000 shares of AT Holdings’ common stock were released from the suspense account. Based on the loan payment schedule, the number of shares of AT Holdings’ common stock released from the suspense account each future plan year during the loan period would be:

Number of
Plan Year Ending	Shares Released

October 31, 2001	42,000

October 31, 2002	42,000

October 31, 2003	42,000

October 31, 2004	21,000

      If we make additional contributions to the Employee Stock Ownership Plan, the plan would use the contribution to “prepay” the loan, and shares would be released from the suspense account more rapidly than shown above. If, however, for any reason we do not make contributions to the plan to pay the principal on the loan as described above, the shares would not be released from the suspense account as rapidly as shown above.

      We may, for any plan year, make additional discretionary contributions for the benefit of plan participants. These contributions may be made in cash, shares of qualifying employer securities, or other property.

      Whether the Employee Stock Ownership Plan will acquire additional shares of AT Holdings’ common stock or other qualifying employer securities in the future depends upon future business conditions. Such purchases, if made, would be funded through additional borrowings by the plan or additional contributions from us. The timing, amount and manner of future contributions to the plan will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations, and market conditions.

      Participants may elect to receive the shares of qualifying employer securities credited to their accounts after their termination of employment, and in specified instances, after attaining age 55 with 10 or more years of participation in the Employee Stock Ownership Plan. Participants vest in their plan accounts 20% per year of service, and service prior to the effective date of the plan counts for this purpose. A participant can require us to purchase qualifying employer securities received from the plan at the value the stock then has, as determined for plan purposes (a “put option”). Shares of qualifying employer securities distributed from the plan are subject to a “right of first refusal” in favor of us or the Employee Stock Ownership Plan at the value the stock then has, as determined for purposes of the plan. The put option and right of first refusal will no longer apply if the qualifying employer securities become tradeable on an established securities market.

      Voting rights on and decisions whether to tender or exchange shares of qualifying employer securities held in the Employee Stock Ownership Plan are “passed through” to participants. Each participant is entitled to direct the plan’s trustee as to the voting of (1) shares of qualifying employer securities credited to the participant’s account; and (2) a proportionate part of the unallocated shares of qualifying employer securities held in the suspense account and shares of qualifying employer securities allocated to participants’ accounts as to which no direction is received by the plan’s trustee. In the event of a tender or exchange offer for qualifying employer securities held in the plan, each participant is entitled to direct the plan’s Trustee whether to tender or exchange shares of qualifying employer securities held in the plan in a manner similar to the voting directions described above.

      Because the employer’s contributions to the Employee Stock Ownership Plan are not fixed, benefits payable under the plan cannot be estimated.

      For the plan year ended October 31, 2000, the number of shares of AT Holdings’ common stock allocated under the Employee Stock Ownership Plan to the accounts of the individuals named in the Summary Compensation Table were:

	Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2000	Oct. 31, 2000

Michael S. Lipscomb	441.9812	2,672.0381

Paul R. Keen	441.9812	2,672.0381

Frances S. St. Clair	441.9812	2,623.0737

      Generally Accepted Accounting Principles require that any third party borrowing by the Employee Stock Ownership Plan be reflected as a liability on our statement of financial condition. Since the plan is borrowing from us, the obligation is not treated as an asset of ours, but will be deducted from shares of stock held by the Employee Stock Ownership Plan. If the plan purchases newly issued shares of AT Holdings’ common stock, total stockholders’ equity would neither increase nor decrease.

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

  Employee Stock Ownership Plan Excess Benefit Plan

      We maintain the Employee Stock Ownership Plan Excess Benefit Plan, an unfunded plan that at all times will be deemed invested in AT Holdings common stock. This plan is for employees participating in the Employee

Stock Ownership Plan in respect of reduction to allocations to their accounts because of limitations under the Internal Revenue Code applicable to tax-qualified plans. Benefits under this plan vest in the same manner as benefits under the Employee Stock Ownership Plan and distributions from the plan will, subject to certain restrictions, be made in whole or fractional shares of AT Holdings common stock at the same time or times as benefits under the Employee Stock Ownership Plan are distributable, or in the case of benefits with respect to qualifying employer securities subject to the put option under the Employee Stock Ownership Plan at the time the plan participant exercises (or is deemed to have exercised) a hypothetical “put option” under the plan.

      We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 31, 2000, the amounts credited to the accounts of the individuals named in the Summary Compensation Table were:

	Equivalent Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2000	Oct. 31, 2000

Michael S. Lipscomb	1,075.0774	4,751.8244

Paul R. Keen	310.6059	1,126.5983

Frances S. St. Clair	197.9714	681.5693

  Incentive Stock Option Plans

      1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provides for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our compensation committee, and with the consent of the optionees in January 1999. These options expire on November 9, 2001. All of the options under this plan became fully vested in January 1999.

Aggregate Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

				Number of
				Securities
				Underlying
				Unexercisable		Value of Unexercised
				Options at		In-the-Money
				FY-End		Options at FY-End($)
		Shares
	Exercise	Acquired on	Value	Exercisable/		Exercisable/
Name	Price($)	Exercise	Realized($)	Unexercisable		Unexercisable

Michael S. Lipscomb	$10.00	0	$0	8,670 /	—	$513,091 /	$—
	40.00	0	0	6,125 /	—	178,728 /	—
	100.11	0	0	4,000 /	16,000	— /	—

Paul R. Keen	10.00	0	0	1,990 /	—	117,768 /	—
	40.00	0	0	2,760 /	—	80,537 /	—
	100.11	0	0	1,400 /	5,600	— /	—

Frances S. St. Clair	10.00	0	0	2,990 /	—	176,948 /	—
	40.00	0	0	2,760 /	—	80,537 /	—
	100.11	0	0	1,400 /	5,600	— /	—

      1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provides for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our Compensation Committee, and with the consent of the optionees in January 1999. These options expire on November 9, 2001. All of the options under this plan became fully vested in January 1999.

      1998 Equity Replacement Stock Option Plan. The 1998 Equity Replacement Stock Option Plan was established to provide for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $40.00 per share. The options were granted to each person who was a participant in the 1997 Stock Appreciation Rights Plan in exchange for, and in cancellation of, all of the rights of each such participant under the Stock Appreciation Rights Plan (See Benefits Restructuring). These options, which were granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee, expire on January 2, 2005. All of the options under this plan were fully vested upon issuance.

      1998 Incentive Plan. The 1998 Incentive Plan was established to provide option grants for the purchase of AT Holdings’ common stock, at prices that may be more than, less than, or equal to the fair market value of the shares, as the Board or Compensation Committee of AT Holdings may determine at the time of grant. The options, which were granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee, expire on April 23, 2009. The options become exercisable in 20% increments over five successive years. For any year in which the EBITDA of the company exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will become exercisable, provided that no more than 100% of the optioned shares become exercisable in the aggregate. In the event that the shares become registered or traded on a national exchange or in the event of a change in control, all options will become exercisable in full.

  Executive Life Insurance Plan

      Our executive life insurance plan permits certain officers and key employees to obtain life insurance benefits in addition to those generally provided to salaried employees. The level of coverage provided to such officers and key employees consists of basic term and whole life insurance coverage equal to 3 times the individual’s salary.

  Bonus Plan

      We have in effect a plan pursuant to which officers and other key management employees may receive cash bonuses paid upon (1) the achievement of specified cash flow goals in the preceding fiscal year and (2) individual performance. The amounts of such bonus awards are approved by the AT Holdings Compensation Committee.

  Compensation of Directors

      Beginning in 1999, Argo-Tech does not compensate its directors. In prior fiscal years we paid each Director a quarterly fee of $2,500. Each director also received $3,000 plus reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb are included in the Summary Compensation table. See “Executive Compensation.”

  Benefits Restructuring

      On January 4, 1999, AT Holdings repurchased 639,510 shares of its common stock that were held by its majority stockholder, AT Holdings, LLC. AT Holdings also issued 30,000 shares of its preferred stock on December 17, 1998. In connection with these transactions, we amended our Employee Stock Ownership Plan Excess Benefit Plan and the Stock Appreciation Rights (SAR) Plan. The amendment to the Employee Stock Ownership Plan Excess Benefit Plan allowed for the transfer of approximately 4,500 shares of AT Holdings common stock in place of cash payments to members of management who have been credited with Employee Stock Ownerships Plan excess benefits as of October 31, 1998. The SAR plan provided for grants of up to 34,450 SARs, 17,225 of which were granted in fiscal years 1997 and 1998. The remaining SARs were granted in the first quarter of fiscal 1999. Pursuant to the amendment of the SAR plan, all SARs became fully vested and were then converted into fully vested stock options under the 1998 Equity Replacement Stock Option Plan. In addition, all granted options under the 1991 Performance Stock Option Plan and 1991 Management Incentive Stock Option Plan, to the extent not vested, became fully vested upon completion of AT Holdings’ repurchase of AT Holdings, LLC’s common shares.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

      Argo-Tech is a wholly owned subsidiary of AT Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value of $.01 per share. The following table sets forth the ownership of AT Holdings’ common stock as of October 28, 2000 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of AT Holdings’ common stock,

•	each director of Argo-Tech and AT Holdings, and

•	all of Argo-Tech and AT Holdings’ directors and executive officers as a group.

      On October 28, 2000, there were 675,484 shares of AT Holdings’ common stock outstanding, exclusive of treasury shares. AT Holdings also has 30,000 shares of its preferred stock outstanding. All of these shares are held by Chase Venture Capital Associates, L.P. These preferred shares have no voting rights.

	Ownership of AT Holdings’ common stock

			Shares
		Number of	Attributable to
	Number	Immediately	Employee Stock
Name of	Beneficially	Exercisable	Ownership
Beneficial Owner	Owned	Options	Plan Account	Total		Percent of Class

KeyTrust Company of Ohio, N.A.(1)	388,303	0	0	388,303		57.5
127 Public Square Cleveland, OH 44114

YC International, Inc.	39,000	0	0	39,000	(2)	5.8
725 South Figueroa Street Suite 3870 Los Angeles, CA 90117

Yamada, Masashi	165,402	0	0	165,402		24.5
1390 Highway 50 East Suite 4 Carson City, NV 89701

AT Holdings, LLC	22,050	39,000 (2)	0	61,050		9.0
1390 Highway 50 East Suite 4 Carson City, NV 89701

Chase Venture Capital Associates, L.P.	0	46,025	0	46,025		6.4
380 Madison Ave. New York, NY 10017

de Chastenet, Remi*	0	500	277	777		**

Dougherty, Thomas*	2,008	0	0	2,008		**

Eichhorn, Robert*	74	3,171	2,232	5,477		**

Keen, Paul†	13,154	4,750	2,672	20,576		3.0

Lipscomb, Michael*†	26,775	14,795	2,672	44,242		6.4

Nagata, Robert*	0	500	0	500		**

St. Clair, Frances†	6,494	5,750	2,623	14,867		2.2

Storrie, Karl*	1,204	450	0	1,654		**

Directors and Executive Officers as a Group (8 persons)	49,709	29,916	10,476	90,101		12.6

*	Director of AT Holdings Corporation

**	Less than 1%

†	Director of Argo-Tech

(1)	KeyTrust is the Employee Stock Ownership Plan trustee and holds shares of AT Holdings’ common stock in trust for the benefit of the plan. Under normal circumstances, the trustee votes all of the shares held by the plan in proportion to the actual voting directions of the plan participants. Under certain limited circumstances, the plan trustee may, in the exercise of its fiduciary duty, vote the shares held by the plan as a block. The share ownership numbers for officers do not include shares held through the plan, other than those shares directly attributed to the officer’s account.

(2)	AT Holdings, LLC has the option to purchase all of YC International’s shares of AT Holdings’ common stock. AT Holdings, LLC disclaims all beneficial ownership of those shares.

Item 13. Certain Relationships and Related Transactions.

  Upsilon International Corporation Distribution Agreement

      Upsilon International, a company owned by YC International Inc., which is under the control of Mr. Yamada, Holdings’ majority stockholder through his control of YC International and AT Holdings, LLC, was appointed as the exclusive distributor of Argo-Tech products in 1990 with respect to the Japanese market and in 1994 for the entire international market under a long-term distribution agreement. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the basic contract term of 50 years and termination provisions which are more favorable to Upsilon International than industry norm. The distribution agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by Upsilon International. For fiscal 2000, sales by Upsilon International accounted for approximately 14% of our net revenues.

  Officer Loans

      Three of the Named Executives have entered into presently outstanding loan agreements with AT Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 2000 for each such Named Executive was: $471,915 (Mr. Lipscomb), $260,956 (Mr. Keen) and $68,651 (Ms. St. Clair). Each loan is due October 30, 2005 and accrues interest at 6.75% annually. These loans, secured by a pledge of AT Holdings’ common stock, were extended for the purchase of AT Holdings’ common stock, or for the personal use of the Named Executive. Each of the Named Executives having an outstanding loan has entered into a pledge agreement and promissory note with AT Holdings in connection with such loans. We believe that the terms of these loans are no less favorable to AT Holdings than would have been available pursuant to arms’ length negotiations with unaffiliated parties.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements

      The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Consolidated Balance Sheets — October 30, 1999 and October 28, 2000

Consolidated Statements of Net Income and Comprehensive Income — Years ended October 31, 1998, October 30, 1999 and October 28, 2000

Consolidated Statements of Cash Flows — Years ended October 31, 1998, October 30, 1999 and October 28, 2000

Consolidated Statements of Shareholder’s Equity/ (Deficiency) — Years ended October 31, 1998, October 30, 1999 and October 28, 2000

Notes to Consolidated Financial Statements — October 28, 2000

Report of Independent Auditors

(a)(2)  Financial Statement Schedules

      No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(a)(3)  Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
3.2		Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
4.1		Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
4.2		First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
4.3		Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
10.1*		Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.2*		Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.3*		Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.4*		Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.5*		Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.6*		First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.7*		Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.8*		First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.9*		Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

Exhibit No.		Description

10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.16	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.17	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.18	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.19		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.20		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.21		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.22		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.23		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.24		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.25		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.26	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).
10.27	*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.28	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

Exhibit No.		Description

10.29	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.30		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S–4/ A filed April 22, 1999, SEC File No. 333-73179).
10.31	**	Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent.

12**	Statement regarding computation of ratios.
21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith

(b)	We did not file any reports on Form 8-K during the fourth quarter of 2000.

(c)	The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d)	No financial statement schedules are required to be filed herein, therefore, none are listed under Item 14(a)(2).

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

ARGO-TECH CORPORATION

By: /s/ FRANCES S. ST. CLAIR _________________________________________ Frances S. St. Clair Vice President and Chief Financial Officer

Date: January 25, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL S. LIPSCOMB Michael S. Lipscomb	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	January 25, 2001

/s/ FRANCES S. ST. CLAIR Frances S. St. Clair	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	January 25, 2001

/s/ PAUL R. KEEN Paul R. Keen	Vice President, General Counsel, Secretary and Director	January 25, 2001

/s/ PAUL A. SKLAD Paul A. Sklad	Controller (Principal Accounting Officer)	January 25, 2001

ARGO-TECH CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED OCTOBER 28, 2000

ITEM 8 AND ITEM 14(a)(1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors

of Argo-Tech Corporation and Subsidiaries
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and Subsidiaries (A Wholly-Owned Subsidiary of AT Holdings Corporation) (the “Company”) as of October 28, 2000 and October 30, 1999 and the related consolidated statements of net income and comprehensive income, shareholder’s equity/(deficiency), and cash flows for each of the three years in the period ended October 28, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 28, 2000 and October 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 28, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

December 15, 2000

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
OCTOBER 28, 2000 AND OCTOBER 30, 1999
(In thousands, except share data)

	2000	1999

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,174	$3,873

Receivables, net	27,008	30,169

Inventories	30,115	34,043

Deferred income taxes and prepaid expenses	5,613	5,322

Total current assets	67,910	73,407

PROPERTY AND EQUIPMENT, net of accumulated depreciation	32,701	35,653

GOODWILL, net of accumulated amortization	112,422	115,942

INTANGIBLE ASSETS, net of accumulated amortization	48,173	52,202

OTHER ASSETS	16,128	17,541

Total Assets	$277,334	$294,745

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$11,634	$12,454

Accounts payable	4,990	6,647

Accrued liabilities	18,009	18,928

Total current liabilities	34,633	38,029

LONG-TERM DEBT, net of current maturities	253,128	264,533

OTHER NONCURRENT LIABILITIES	27,432	27,926

Total Liabilities	315,193	330,488

REDEEMABLE ESOP STOCK	26,863	50,772

Unearned ESOP stock	(5,880)	(7,560)

	20,983	43,212

SHAREHOLDER’S EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(58,842)	(78,955)

Total shareholder’s equity/(deficiency)	(58,842)	(78,955)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$277,334	$294,745

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
FOR THE FISCAL YEARS ENDED OCTOBER 28, 2000, OCTOBER 30, 1999
AND OCTOBER 31, 1998
(In thousands)

	2000	1999	1998

Net revenues	$159,353	$176,178	$174,035

Cost of revenues	92,483	96,782	107,203

Gross profit	66,870	79,396	66,832

Selling, general and administrative	24,404	28,791	24,413

Research and development	9,597	9,281	6,880

Amortization of intangible assets	7,517	7,478	7,480

Operating expenses	41,518	45,550	38,773

Income from operations	25,352	33,846	28,059

Interest expense	25,644	25,003	21,030

Other, net	(402)	(516)	(268)

Income before income taxes	110	9,359	7,297

Income tax provision (benefit)	(642)	4,021	3,400

Net income	752	5,338	3,897

Other comprehensive income, net of tax:

Foreign currency translation adjustment, net of income tax of $(40) and $(53)	61	79	—

Minimum pension liability adjustment, net of income tax of $(670) and $353	—	1,004	(529)

Other comprehensive income/(loss)	61	1,083	(529)

Comprehensive income	$813	$6,421	$3,368

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/ (DEFICIENCY)
FOR THE FISCAL YEARS ENDED OCTOBER 28, 2000, OCTOBER 30, 1999
AND OCTOBER 31, 1998
(In thousands)

	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, October 25, 1997	$—	$—	$(27,941)	$(27,941)

Net income			3,897	3,897

Accretion of redeemable common stock			(1,900)	(1,900)

Accretion of redeemable ESOP stock			(9,418)	(9,418)

Additional minimum pension liability			(882)	(882)

Other, net			(42)	(42)

Balance, October 31, 1998	—	—	(36,286)	(36,286)

Net income			5,338	5,338

Elimination of redemption feature of common stock			6,713	6,713

Accretion of redeemable ESOP stock			(6,655)	(6,655)

Dividend			(53,568)	(53,568)

Reduction of minimum pension liability			1,674	1,674

Activity related to stock appreciation rights and stock options			3,914	3,914

Other, net			(85)	(85)

Balance, October 30, 1999	—	—	(78,955)	(78,955)

Net income			752	752

Reduction of redeemable ESOP stock			25,133	25,133

Dividend			(5,383)	(5,383)

Other, net			(389)	(389)

Balance, October 28, 2000	$—	$—	$(58,842)	$(58,842)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED OCTOBER 28, 2000, OCTOBER 30, 1999
AND OCTOBER 31, 1998
(In thousands)

	2000	1999	1998

Cash Flows From Operating Activities:

Net income	$752	$5,338	$3,897

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	5,977	6,561	6,809

Amortization of intangible assets and deferred financing costs	9,658	9,412	8,470

Accretion of bond discount	230	186

Compensation expense recognized in connection with employee stock ownership plan	2,972	4,322	3,911

Compensation expense recognized in connection with stock appreciation rights and stock options		2,983

Amortization of inventory step-up	155	77	10,681

Deferred income taxes	(2,136)	(2,535)	(6,074)

Changes in operating assets and liabilities:

Receivables	3,161	(6,079)	517

Inventories	3,773	(3,682)	(1,855)

Prepaid expenses	(191)	(202)	78

Accounts payable	(1,657)	(1,216)	1,302

Accrued and other liabilities	382	(519)	1,666

Other, net	(649)	652	369

Net cash provided by operating activities	22,427	15,298	29,771

Cash Flows From Investing Activities:

Acquisition of Durodyne, net of cash acquired		(2,587)

Capital expenditures	(3,025)	(6,050)	(5,610)

Net cash used in investing activities	(3,025)	(8,637)	(5,610)

Cash Flows From Financing Activities:

Sale of senior subordinated notes		52,250

Additional borrowing of long-term debt	6,000	3,200

Repayment of long-term debt	(17,343)	(7,147)	(21,476)

Durodyne acquisition note payable	(1,112)	1,112

Payment of financing related fees	(263)	(10,213)	(468)

Dividend	(5,383)	(53,568)

Net cash used in financing activities	(18,101)	(14,366)	(21,944)

Cash and Cash Equivalents:

Net increase (decrease) for the period	1,301	(7,705)	2,217

Balance, Beginning of period	3,873	11,578	9,361

Balance, End of period	$5,174	$3,873	$11,578

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED OCTOBER 28, 2000, OCTOBER 30, 1999 AND OCTOBER 31, 1998

1.  Basis of Presentation

      Argo-Tech Corporation and Subsidiaries’ (the “Company”) (A Wholly-Owned Subsidiary of AT Holdings Corporation) principal operations include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company’s fiscal year ends on the last Saturday in October. The fiscal years ended October 28, 2000 and October 30, 1999 consisted of 52 weeks and the fiscal year ended October 31, 1998 consisted of 53 weeks. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company’s financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

      The Company is a parent, holding company with 4 wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM), Argo-Tech Corporation (Aftermarket) and J.C. Carter Company, Inc. (“Carter”). The Company has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes (Note 11) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. The Company also has one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity, and its only operations are the result of intercompany activity which is immediately dividended back to the Company.

2.  Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between these entities have been eliminated.

      Cash Equivalents — Cash equivalents represent short-term investments with an original maturity of three months or less.

      Receivables — The Company does not generally require collateral or other security to guarantee trade receivables.

      Inventories — Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value.

      Property and Equipment — Property and equipment are stated at cost and are depreciated using the straight-line or an accelerated method over their estimated useful lives as follows:

Buildings and improvements	7 to 30 years

Equipment	3 to 10 years

      Goodwill — Goodwill is amortized on a straight-line basis over forty years. Accumulated amortization at October 28, 2000 and October 30, 1999 was $27,843,000 and $24,353,000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future operations.

      Intangible Assets — In conjunction with the acquisition of J.C. Carter in 1997, the Company recognized identified intangible assets which are amortized on a straight line basis over their estimated economic lives as follows:

Workforce	8 Years

Contracts	10 Years

Spare Parts Annuity	10-28 Years

Patents	14-17 Years

      Deferred Financing Costs — The costs of obtaining financing are amortized over the terms of the financing. The amortized cost is included in interest expense in the consolidated statements of net income. Accumulated amortization at October 28, 2000 and October 30, 1999 was $5,205,000, and $3,064,000 respectively.

      Redeemable Stock — Redeemable ESOP Stock has been excluded from Shareholder’s Equity/ (Deficiency) due to the ability of the holders of AT Holdings common stock to “put”, subject to certain restrictions, the shares to the Company. The increase/ (decrease) in the Redeemable ESOP Stock has been recorded in Accumulated Deficit.

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the consolidated statements of net income and are reported as a component of shareholder’s equity/ (deficiency).

      Revenues and Cost Recognition — Revenues are generally recognized when goods are shipped or services provided.

      The Company’s product development activities are conducted principally under cost-sharing arrangements that are funded by the Company. The need for and timing of expenditures under these arrangements is generally determined by the Company. The estimated unreimbursable costs under the activities are expensed as incurred.

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

      Income Taxes — Income taxes are accounted for under the asset and liability approach, which can result in recording tax provisions or benefits in periods different than the periods in which such taxes are paid or benefits realized. Expected tax benefits from temporary differences that will result in deductible amounts in future years and from carryforwards, if it is more likely than not that such tax benefits will be realized, are recognized currently.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.  Recapitalization

      On December 17, 1998, AT Holdings entered into an agreement to repurchase 639,510 shares of stock from AT Holdings, LLC, the company’s largest shareholder for $79.4 million plus transaction expenses. The transaction, which was consummated on January 4, 1999, was funded by the proceeds of Argo-Tech’s issuance of $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007 in a private offering on December 17, 1998, $50.0 million of which was dividended to AT Holdings; the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P.;

and cash. On May 27, 1999, the $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes were exchanged for similar notes registered under the Securities Act of 1933. As a result of this recapitalization, Argo-Tech’s Employee Stock Ownership Plan became AT Holdings’ majority stockholder. In addition, AT Holdings amended its Certificate of Incorporation to provide for the issuance of the preferred stock and Argo-Tech amended its existing credit agreement and indenture to permit the issuance of the Notes, payment of the dividend and amendment of the Supplemental Employee Retirement Plan and the 1997 Stock Appreciation Rights Plan. The Stock Appreciation Rights Plan provided for grants of up to 34,450 stock appreciation rights, 17,225 of which were granted in fiscal years 1997 and 1998. The remaining 17,225 stock appreciation rights were granted in November, 1998. In connection with the stock repurchase, all stock appreciation rights became fully vested in accordance with their terms and were converted into fully vested stock options. In addition, all granted options under the 1991 Performance Stock Option Plan and 1991 Management Incentive Stock Option Plan, to the extent not vested, became fully vested in accordance with their terms on January 4, 1999. The vesting of the stock appreciation rights and stock options resulted in a charge to pre-tax earnings of $2.8 million in fiscal year 1999. In connection with the recapitalization, management’s right to require Argo-Tech to repurchase shares of redeemable common stock was eliminated.

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

5.  Supplemental Financial Statement Information

      The major components of the following balance sheet captions were (in thousands):

	October 28,	October 30,
	2000	1999

Intangible assets:

Workforce	$4,900	$4,900

Contracts	17,100	17,100

Spare parts annuity	38,200	38,200

Patents	380	380

Total	60,580	60,580

Accumulated amortization	(12,407)	(8,378)

Total — net	$48,173	$52,202

Accrued liabilities:

Salaries and accrued compensation	$5,919	$6,693

Accrued interest	1,313	1,432

Accrued warranty	2,258	2,586

Accrued income taxes	1,486	2,359

Other	7,033	5,858

Total	$18,009	$18,928

	October 28,	October 30,
	2000	1999

Other noncurrent liabilities:

Deferred income taxes	$16,443	$18,569

Other	10,989	9,357

Total	$27,432	$27,926

6.  Receivables

      Receivables consist of the following (in thousands):

	October 28,	October 30,
	2000	1999

Amounts billed — net of allowance for uncollectible amounts of $347 and $240	$25,832	$29,529

Amounts unbilled (principally commercial customers):

Net reimbursable costs incurred on uncompleted contracts	16,149	15,631

Billings to date	(14,973)	(14,991)

Total unbilled — net	1,176	640

Net receivables	$27,008	$30,169

7.  Inventories

      Inventories consist of the following (in thousands):

	October 28,	October 30,
	2000	1999

Finished goods	$2,259	$2,151

Work-in-process and purchased parts	19,106	20,404

Raw materials and supplies	11,866	14,252

Total	33,231	36,807

Reserve for excess and obsolete inventory	(3,116)	(2,764)

Inventories — net	$30,115	$34,043

      Related to the Durodyne acquisition, the inventory amounts at August 19, 1999 were increased by $0.2 million to record inventories at their fair value as of the date of acquisition in accordance with Accounting Principles Board Opinion No. 16 — “Business Combinations.” Based on Durodyne’s inventory turnover rate, $0.1 million of this amount is included in cost of revenues for each of the fiscal years ended October 28, 2000 and October 30, 1999.

8.  Property and Equipment

      Owned Property — Property and equipment owned by the Company consists of the following (in thousands):

	October 28,	October 30,
	2000	1999

Land and land improvements	$7,654	$7,654

Buildings and building equipment	33,728	32,959

Machinery and equipment	40,846	40,073

Office and automotive equipment	8,377	6,318

Construction-in-progress	1,559	2,183

Total	92,164	89,187

Accumulated depreciation	(59,463)	(53,534)

Total — net	$32,701	$35,653

      Property Leased to Others — The Company leases certain portions of its facility in Euclid, Ohio. The leases have been accounted for as operating leases whereby revenue is recognized as earned over the lease terms. The cost of property leased to others is included in property and equipment and is being depreciated over its estimated useful life. It is not practical to determine the cost of the property that is being leased to others or the related amount of accumulated depreciation. In addition, the Company has separate service contracts with its tenants under which the Company provides maintenance, telecommunications and various other services. A large portion of the Company’s cost related to the receipts based on usage is variable in nature.

      Total rental revenue under the property leases and service contracts was as follows for the fiscal years ended 2000, 1999 and 1998 (in thousands):

	2000	1999	1998

Minimum contractual amounts under property leases	$4,548	$4,205	$4,010

Service contracts revenue based on usage	847	832	759

Total	$5,395	$5,037	$4,769

      Future minimum rentals under the noncancelable property leases and service contracts at October 28, 2000 are (in thousands): $3,309 in 2001, $2,064 in 2002, $1,926 in 2003, $866 in 2004, and $625 in 2005.

9.  Employee Benefit Plans

      Employee Stock Ownership Plan — The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $2,972,000, $4,322,000 and $3,911,000 for the fiscal years ended 2000, 1999 and 1998, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, “Unearned ESOP shares”.

      Summary information regarding ESOP activity consists of the following:

	October 28,	October 30,
	2000	1999

Allocated shares	231,000	189,000

Shares released for allocation	42,000	42,000

Unearned ESOP shares	147,000	189,000

Total ESOP shares	420,000	420,000

Repurchased shares received as distributions	(31,697)	(11,013)

Total available ESOP shares	388,303	408,987

Fair market value of unearned ESOP shares	$10,169,460	$15,647,310

      All of the shares acquired for the ESOP (both allocated and unearned shares) are owned and held in trust by the ESOP.

      The Company’s stock is not listed or traded on an active stock market and market prices are, therefore, not available. Annually, an independent financial consulting firm determines the fair market value based upon the Company’s performance and financial condition.

      The Company provides an “internal market” for shareholders through its purchase of their common shares. Participants in the Company’s ESOP have the right to require the Company, within a specified period, to repurchase shares received as distributions under the ESOP at their fair market value.

      Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors four employee savings plans which cover substantially all of the Company’s employees. The plan covering Carter employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $507,000, $499,000 and $481,000 in fiscal years 2000, 1999 and 1998 respectively.

      A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2000, 1999 and 1998 is as follows (in thousands):

	2000	1999	1998

Service cost — benefits earned during the period	$224	$257	$219

Interest cost on projected benefit obligation	1,149	1,101	1,042

Expected return on plan assets	(1,642)	(1,582)	(1,200)

Net amortization and deferral	(135)	(25)	(82)

Net periodic pension benefit	$(404)	$(249)	$(21)

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 28,	October 30,
	2000	1999

Benefit obligation at beginning of year	$14,729	$15,861

Service cost	224	257

Interest cost	1,149	1,101

Benefits paid	(839)	(769)

Actuarial (gain) loss	505	289

Change in discount rate	(459)	(2,010)

Benefit obligation at end of year	$15,309	$14,729

      The following table sets forth the change in plan assets (in thousands):

	October 28,	October 30,
	2000	1999

Fair value of plan assets at beginning of year	$19,031	$17,129

Actual return on plan assets	943	1,558

Employer contributions	156	1,113

Benefits paid	(839)	(769)

Fair value of plan assets at end of year	$19,291	$19,031

      The following table sets forth the funded status of the plans (in thousands):

	October 28,	October 30,
	2000	1999

Funded status	$3,982	$4,302

Unrecognized net (gain) loss	(2,214)	(3,139)

Unrecognized prior service cost	269	314

Prepaid benefit cost	$2,037	$1,477

      Amounts recognized in the statements of financial position consist of (in thousands):

	October 28,	October 30,
	2000	1999

Prepaid benefit cost	$2,037	$1,514

Accrued benefit liability	—	(37)

Net amount recognized	$2,037	$1,477

      The assumptions used to determine net periodic pension cost as well as the funded status are:

	2000	1999	1998

Discount rate	8.25%	8.0%	7.0%

Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%

      Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.

      The net postretirement benefit cost for the fiscal years ended 2000, 1999 and 1998 includes the following components (in thousands):

	2000	1999	1998

Service cost	$146	$201	$177

Interest cost	626	693	674

Net amortization and deferral	—	92	91

Net postretirement benefit cost	$772	$986	$942

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 28,	October 30,
	2000	1999

Benefit obligation at beginning of year	$9,374	$10,693

Service cost	146	201

Interest cost	626	693

Benefits paid	(133)	(101)

Actuarial (gain) loss	(1,406)	(640)

Change in discount rate	(286)	(1,472)

Benefit obligation at end of year	$8,321	$9,374

      The following table sets forth the funded status of the plans (in thousands):

	October 28,	October 30,
	2000	1999

Benefit obligation	$(8,321)	$(9,374)

Unrecognized net (gain) loss	(983)	709

Accrued benefit cost	$(9,304)	$(8,665)

      Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at October 28, 2000 by $1,303,000 with a corresponding effect on the 2000 postretirement benefit expense of $130,000. The discount rate used to estimate the accumulated postretirement benefit obligation was 8.25% and 8.0% for fiscal years 2000 and 1999.

10.  Income Taxes

      The income tax provision consists of the following for the fiscal years ended 2000, 1999 and 1998 (in thousands):

	2000	1999	1998

Current tax provision:

Federal	$1,590	$5,967	$8,931

State and local	(96)	589	543

Total	1,494	6,556	9,474

Deferred tax provision (benefit)	(2,136)	(2,535)	(6,074)

Income tax provision (benefit)	$(642)	$4,021	$3,400

      The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

	2000	1999	1998

Income tax provision at statutory rate	$39	$3,275	$2,554

State tax provision — net of federal benefits	(541)	492	219

FSC benefit	(1,941)	(1,323)	(1,506)

R & D credit	(240)	(200)	(300)

Goodwill	1,222	1,268	1,209

ESOP	429	925	781

Other — net	390	(416)	443

Income tax provision (benefit)	$(642)	$4,021	$3,400

      During the fiscal years ended 2000, 1999 and 1998 the Company paid (net of refunds received) approximately $2.2, $5.8 and $8.3 million in income taxes, respectively.

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	October 28,	October 30,
	2000	1999

Current:

Inventory	$1,360	$1,317

Employee benefits	1,170	1,300

Warranty	918	1,030

Engineering reserves	446	750

Other reserves	1,033	520

Total	$4,927	$4,917

Long-term:

Salary/Hourly retiree medical	$3,782	$3,111

Prepaid pension benefit	(827)	(600)

Property and equipment	78	(490)

Intangible assets	(19,780)	(21,479)

Other-net	304	889

Total	$(16,443)	$(18,569)

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

11.  Debt

      Summary — The Company’s long-term debt consists of the following (in thousands):

	October 28,	October 30,
	2000	1999

Term Loans	$72,093	$81,397

Revolving Credit Facility	—	2,000

Senior Subordinated Notes	192,666	192,436

Other	3	1,154

Total borrowings	264,762	276,987

Current maturities	(11,634)	(12,454)

Long-term portion	$253,128	$264,533

      Credit Facility and Term Loans — The Company has available $110.0 million principal amount of Term Loans, and a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($18.9 million at October 28, 2000 after reduction of $1.1 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of AT Holdings) as well as the unearned shares of the AT Holding’s common stock held by the ESOP. The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results.

On June 9, 2000, certain financial ratios and tests for the remainder of the Credit Facility were amended, primarily to adjust for the additional interest expense and debt associated with the $55.0 million of 8 5/8% senior subordinated notes that were issued on December 17, 1998. In addition, the supplemental percentage of interest applied to an Alternate Base Rate or LIBOR, as chosen by the Company, was increased .25% when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds a multiple of 5.0 times and .50% when the leverage ratio exceeds a multiple of 5.5 times. The Company was in compliance with the covenants at October 28, 2000. Interest was calculated, at the Company’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate for fiscal year 2000 ranged from 0.75% to 1.50% plus ABR or 1.75% to 2.50% plus LIBOR.

      Senior Subordinated Notes — The Company has outstanding $140.0 million 8 5/8% Senior Subordinated Notes due 2007 (the “Notes”). On December 17, 1998, the Company issued an additional $55.0 million in principal amount of 8 5/8% Senior Subordinated Notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P. and cash were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the largest shareholder of AT Holdings, for $79.4 million plus transaction expenses. At October 28, 2000 the accreted value of this offering was $52.7 million.

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

      The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are subject to certain limitations and restrictions which the Company has not exceeded at October 28, 2000.

      Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2001	$11,634

2002	18,612

2003	20,932

2004	20,918

2005	—

Thereafter	192,666

Total	$264,762

      Total interest paid during the fiscal years ended 2000, 1999 and 1998 was $23.7 million, $22.4 million and $20.1 million, respectively.

12.  Segment Information

      Prior to fiscal year 2000, the Company operated in two business segments, Argo-Tech and J.C. Carter. In fiscal year 2000, the Company reorganized into two new business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture and distribution of aviation products throughout the world consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe and aerial refueling systems. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling system valves and related components, industrial marine cyrogenic pumps for transferring liquefied natural gas and operation of a business park where we maintain our headquarters and one of our production facilities.

      The Company evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

      The following table presents revenues and other financial information by business segment. Segment information based on the new structure is not available prior to fiscal year 2000, therefore a historical comparison of Argo-Tech and J.C. Carter is also presented (in thousands):

	Aerospace	Industrial	Corporate	Consolidated

2000

Customer revenues	$129,406	$29,947	$—	$159,353

Intersegment revenues		7	—	7

Eliminations				(7)

Operating profit (loss)	34,628	(204)	(1,555)	32,869

Amortization of goodwill and intangible assets				7,517

Income from operations				25,352

Interest expense				25,644

Interest income and other				(402)

Income before tax				$110

Capital expenditures	2,329	696		3,025

Depreciation	3,311	1,607	1,059	5,977

Amortization of inventory step-up			155	155

Compensation expense recognized in connection with employee stock ownership plan	2,645	327		2,972

	Argo-Tech	J.C. Carter	Corporate	Consolidated

Customer revenues	$108,083	$51,270	$—	$159,353

Intersegment revenues	49	—	—	49

Eliminations				(49)

Operating profit (loss)	28,098	5,207	(436)	32,869

Amortization of goodwill and intangible assets				7,517

Income from operations				25,352

Interest expense				25,644

Interest income and other				(402)

Income before tax				$110

Capital expenditures	2,329	696		3,025

Depreciation	4,245	1,485	247	5,977

Amortization of inventory step-up		155		155

Compensation expense recognized in connection with employee stock ownership plan	2,972			2,972

	Argo-Tech	J.C. Carter	Corporate	Consolidated

1999

Customer revenues	$121,055	$55,123	$—	$176,178

Intersegment revenues	80	—	—	80

Eliminations				(80)

Operating profit (loss)	36,037	8,332	(3,045)	41,324

Amortization of goodwill and intangible assets				7,478

Income from operations				33,846

Interest expense				25,003

Interest income and other				(516)

Income before tax				$9,359

Capital expenditures	5,000	1,050		6,050

Depreciation	4,065	2,232	264	6,561

Amortization of inventory step-up		77		77

Compensation expense recognized in connection with employee stock ownership plan	4,322			4,322

Compensation expense recognized in connection with stock appreciation rights and stock options			2,983	2,983

1998

Customer revenues	$124,722	$49,313	$—	$174,035

Intersegment revenues	97	6	—	103

Eliminations				(103)

Operating profit (loss)	36,473	463	(1,397)	35,539

Amortization of goodwill and intangible assets				7,480

Income from operations				28,059

Interest expense				21,030

Interest income and other				(268)

Income before tax				$7,297

Capital expenditures	4,854	756		5,610

Depreciation	3,865	2,663	281	6,809

Amortization of inventory step-up		10,681		10,681

Compensation expense recognized in connection with employee stock ownership plan	3,911			3,911

13.  Major Customers and Export Sales

      During the fiscal years ended 2000, 1999 and 1998, the Company had revenues in excess of 10% from the following customers (in thousands):

	2000	1999	1998

Customer A (Related Party)	$21,969	$29,751	$29,870

Customer B	16,261	—	—

      During the fiscal years ended 2000, 1999 and 1998, export sales to foreign customers were comprised of the following (in thousands):

	2000	1999	1998

Europe	$31,116	$30,501	$29,812

All others (individually less than 10%)	39,366	50,159	52,402

Total	$70,482	$80,660	$82,214

14.  Fair Value of Financial Instruments

      The Company has various financial instruments, including cash and short-term investments, interest rate swaps and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments and term loans approximates their fair value. The fair value of the Company’s Senior Subordinated Notes approximated $156.1 million at October 28, 2000 based upon quoted market prices. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, the Company has three interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 6.08% terminating on October 31, 2003, 6.10% terminating on December 31, 2003, and 6.805% which terminated on October 27, 2000, respectively. In order to reduce fixed interest rate exposure on borrowings under its fixed rate debt, the Company entered into a reverse rate swap agreement on March 17, 2000 on the notional amount of $100.0 million at 6.38% and terminated the agreement on September 13, 2000. The gains/ losses on the swap agreements were recognized as interest expense and amounted to a $0.3 million gain in fiscal year 2000 and a $0.4 million loss in fiscal years 1999 and 1998 respectively. The fair value of interest rate swaps is the estimated amount that the Company would pay to terminate the swap agreements at October 28, 2000, taking into account current interest rates and the current creditworthiness of the Company and the respective financial institution. The amount the Company would receive to settle the remaining two interest rate swap agreements at October 28, 2000 would be approximately $0.3 million. The Company’s balance sheet does not reflect these amounts. On October 31, 2000 the Company terminated the remaining two interest rate swap agreements on the notional amounts of $10.0 million which fixed the rate at 6.08% and 6.10% and replaced them with two interest rate swap agreements which fix the rate on the notional amounts of $10.0 million at 5.60% and terminate on October 26, 2001. The Company does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

15.  Contingencies

      Environmental Matters — The soil and groundwater at the Company’s Euclid, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because the Company has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of the Company’s management, the ultimate outcome is not expected to materially affect the Company’s financial condition, results of operations or liquidity.

      Other Matters — The Company is subject to various legal actions and other contingencies. In the opinion of the Company’s management, after reviewing the information which is currently available with respect to such matters and consulting with the Company’s legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect the Company’s financial condition, results of operations or liquidity.

16.  New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133,” was issued in June 1999. This statement delays the effective date of SFAS No. 133 until the fiscal quarters of fiscal years beginning after June 15, 2000. The Company intends to adopt SFAS No. 133 effective October 29, 2000. The Company has completed its evaluation of SFAS No. 133 and does not expect the adoption of such to have a significant impact on the financial position or results of operations of the Company because the Company does not have significant derivative activity.

*  *  *  *  *  *

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
3.2	Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
4.1	Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
4.2	First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
4.3	Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
10.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.2*	Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.3*	Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.4*	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.5*	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.6*	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.7*	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.8*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10.9*		Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.16	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.17	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.18	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.19		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.20		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.21		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10.22		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.23		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.24		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.25		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.26	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).
10.27	*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.28	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.29	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.30		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S–4/ A filed April 22, 1999, SEC File No. 333-73179).
10.31	**	Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent.
**12		Statement regarding computation of ratios.
21		List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith.