Form 10-Q
period 2001-01-27
ARGO TECH CORP
filed 2001-03-13
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

    X      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended January 27, 2001, or

            Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________________ to ____________________.

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

      As of March 1, 2001, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Financial Statements

Consolidated Balance Sheets as of January 27, 2001 and October 28, 2000	3

Consolidated Statements of Net Loss for the 13 weeks ended January 27, 2001 and January 29, 2000	4

Consolidated Statements of Cash Flows for the 13 weeks ended January 27, 2001 and January 29, 2000	5

Notes to Consolidated Financial Statements	6 - 9

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 11

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	11

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K	11

Signature	12

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JANUARY 27, 2001 AND OCTOBER 28, 2000

(In thousands, except share data)

	2001	2000

ASSETS	(Unaudited )

CURRENT ASSETS:

Cash and cash equivalents	$9,998	$5,174

Receivables, net	20,627	27,008

Inventories	31,259	30,115

Deferred income taxes and prepaid expenses	6,673	5,613

Total current assets	68,557	67,910

PROPERTY AND EQUIPMENT, net of accumulated depreciation	31,471	32,701

GOODWILL, net of accumulated amortization	111,549	112,422

INTANGIBLE ASSETS, net of accumulated amortization	47,166	48,173

DEFERRED FINANCING AND OTHER ASSETS	15,534	16,128

Total Assets	$274,277	$277,334

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$11,631	$11,634

Accounts payable	4,147	4,990

Accrued liabilities	18,794	18,009

Total current liabilities	34,572	34,633

LONG-TERM DEBT, net of current maturities	250,863	253,128

OTHER NONCURRENT LIABILITIES	27,027	27,432

Total Liabilities	312,462	315,193

REDEEMABLE ESOP STOCK	26,863	26,863

Unearned ESOP stock	(5,460)	(5,880)

	21,403	20,983

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(59,588)	(58,842)

Total shareholders’ equity/(deficiency)	(59,588)	(58,842)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$274,277	$277,334

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET LOSS
FOR THE 13 WEEKS ENDED JANUARY 27, 2001 AND JANUARY 29, 2000

(In thousands)
UNAUDITED

	2001	2000

Net revenues	$35,328	$35,830

Cost of revenues	20,814	22,164

Gross profit	14,514	13,666

Selling, general and administrative	5,430	6,065

Research and development	2,279	2,504

Amortization of intangible assets	1,879	1,879

Operating expenses	9,588	10,448

Income from operations	4,926	3,218

Interest expense	6,511	6,510

Other, net	(117)	(93)

Loss before income taxes	(1,468)	(3,199)

Income tax benefit	(376)	(1,120)

Net loss	$(1,092)	$(2,079)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED JANUARY 27, 2001 AND JANUARY 29, 2000

(In thousands)
UNAUDITED

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(1,092)	$(2,079)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	1,385	1,540

Amortization of intangible assets and deferred financing costs	2,413	2,401

Accretion of bond discount	61	56

Compensation expense recognized in connection with employee stock ownership plan	840	1,009

Amortization of inventory step-up	—	193

Deferred income taxes	(199)	(1,024)

Changes in operating assets and liabilities:

Receivables	6,381	7,104

Inventories	(1,144)	(2,619)

Prepaid expenses	(1,431)	(762)

Accounts payable	(845)	(2,686)

Accrued and other liabilities	988	1,663

Other, net	(52)	26

Net cash provided by operating activities	7,305	4,822

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(155)	(508)

Net cash used in investing activities	(155)	(508)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(2,329)	(4,348)

Repayment of note payable — Durodyne acquisition	—	(557)

Dividend	3	(65)

Net cash used in financing activities	(2,326)	(4,970)

CASH AND CASH EQUIVALENTS:

Net increase (decrease) for the period	4,824	(656)

Balance, Beginning of period	5,174	3,873

Balance, End of period	$9,998	$3,217

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED JANUARY 27, 2001 AND JANUARY 29, 2000
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

Argo-Tech Corporation is a parent, holding company with four wholly-owned operating guarantor subsidiaries. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements of the guarantor subsidiaries is not material to investors. All of Argo-Tech’s subsidiaries are guarantors except one wholly-owned subsidiary that has inconsequential assets, liabilities and equity. Its only operations are the result of intercompany activity, which is immediately dividended back to Argo-Tech.

2.	UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 13 weeks ended January 27, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	January 27,	October 28,
	2001	2000

Finished goods	$2,090	$2,259

Work-in-process and purchased parts	19,994	19,106

Raw materials and supplies	12,324	11,866

Total	34,408	33,231

Reserve for excess and obsolete inventory	(3,149)	(3,116)

Inventories — net	$31,259	$30,115

4.	CONTINGENCIES

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

Other Matters — Argo-Tech is subject to various legal actions and other contingencies arising in the ordinary course of business. In the opinion of Argo-Tech’s management, after reviewing the information which is currently available with respect to such matters and consulting with Argo-Tech’s legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect Argo-Tech’s financial condition, results of operations or liquidity.

5.	SEGMENT INFORMATION

Argo-Tech operates in two business segments: Aerospace and Industrial. Aerospace includes the design, manufacture and distribution of aviation products throughout the world consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe and aerial refueling systems. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling system valves and related components, industrial marine cryogenic pumps for transferring liquefied natural gas and operation of a business park where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended January 27, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$29,260	$6,068	$—	$35,328
Operating profit (loss)	7,661	(598)	(258)	6,805
Amortization of intangible assets				1,879

Income from operations				4,926
Interest expense				6,511
Other, net				(117)

Loss before income taxes				$(1,468)

Capital expenditures	94	61		155
Depreciation	772	375	238	1,385

Compensation expense recognized in connection with employee stock ownership plan	740	100		840

13 Week Period Ended January 29, 2000

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$28,038	$7,792	$—	$35,830
Operating profit (loss)	5,568	(51)	(420)	5,097
Amortization of intangible assets				1,879

Income from operations				3,218
Interest expense				6,510
Other, net				(93)

Loss before income taxes				$(3,199)

Capital expenditures	478	30		508
Depreciation	850	404	286	1,540
Amortization of inventory step-up			193	193

Compensation expense recognized in connection with employee stock ownership plan	895	114		1,009

6.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments and changes in the fair value of the interest rate swaps (in thousands).

	13 weeks ended

	January 27,	January 29,
	2001	2000

Net loss	$(1,092)	$(2,079)

Other comprehensive income:

Foreign currency translation adjustment	83	69

Cumulative effect of accounting change	284

Change in fair market value of interest rate swaps	(280)

Other comprehensive income before tax	87	69

Income tax expense related to other comprehensive income	(2)

Other comprehensive income, net of tax	85	69

Comprehensive loss	$(1,007)	$(2,010)

7.	NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows.

Argo-Tech adopted this standard effective October 29, 2000 and has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In order to reduce variable interest rate exposure on borrowings under its existing credit facility and to hedge cash flows, Argo-Tech has two interest rate swap agreements on a portion of the variable rate debt which each fix the rate on the notional amounts of $10.0 million at 5.60%. The fair value of Argo-Tech’s derivative instruments was a $284 thousand asset at October 29, 2000, which was recorded as a cumulative effect of accounting change, and a $4 thousand asset at January 27, 2001. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the period ended January 27, 2001, was recorded, net of income taxes, in other comprehensive income.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Argo-Tech Corporation is a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry providing a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. Argo-Tech is the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of airframe products and aerial refueling systems. Argo-Tech is also a leading manufacturer of components for ground fueling systems and is a manufacturer of industrial marine cryogenic pumps.

      The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying condensed consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

Results of Operations for the 13 Week Period Ended January 27, 2001 Compared With the 13 Week Period Ended January 29, 2000

      Net revenues for the 13 week period ended January 27, 2001 decreased $0.5 million, or 1.4%, to $35.3 million from $35.8 million for the 13 week period ended January 29, 2000. This decrease was primarily due to a decrease in industrial revenues of $1.7 million offset by a $1.2 million increase in aerospace revenues. The decrease in industrial revenues was attributable to lower ground fueling, industrial marine and industrial gas turbine revenues. The increase in aerospace revenues was attributable to an increase in commercial revenues of $3.8 million offset by a decrease of $2.6 million in military revenues. Commercial OEM revenues increased $0.3 million, or 4.7%, to $6.7 million and commercial aftermarket revenues increased $3.5 million, or 23.6%, to $18.3 million in the 13 week period ended January 27, 2001. Commercial aftermarket revenues were higher primarily due to a slight increase in the demand by airlines for spare pumps used for initial provisioning purposes, an increase in spare part sales and an increase in repair and overhaul services. The increase in spare part sales was partially attributable to an increase in demand for spare parts from our international distributor. Military revenues decreased primarily due to a lower rate of activity on the KC-135 aerial refueling components and F-18E/F 480 gallon fuel tank, along with lower engineering revenues related to the JSF program.

      Gross profit for the 13 week period ended January 27, 2001 increased $0.8 million, or 5.8%, to $14.5 million from $13.7 million in the 13 week period ended January 29, 2000. Gross margin increased to 41.1% for the 13 week period ended January 27, 2001 from 38.3% in the 13 week period ended January 29, 2000. The increase in gross profit and gross margin is primarily due to the favorable sales mix of aerospace and industrial revenues.

      Operating expenses for the 13 week period ended January 27, 2001 decreased $0.8 million, or 7.7%, to $9.6 million from $10.4 million in the 13 week period ended January 29, 2000. This decrease is primarily due to reduced general and administrative and research and development expenses related to cost reduction actions taken in fiscal 2000. Operating expenses as a percent of revenues were 27.2% for the 13 week period ended January 27, 2001 as compared to 29.1% for the 13 week period ended January 29, 2000.

      Income from operations for the 13 week period ended January 27, 2001 increased $1.7 million, or 53.1%, to $4.9 million from $3.2 million in the 13 week period ended January 29, 2000. As a percent of revenues, income from operations for the 13 week period ended January 27, 2001 increased to 13.9% from 8.9% for the 13 week period ended January 29, 2000. The increase was due to increased sales of higher margin aerospace products and decreased operating expenses.

      Interest expense was $6.5 million for both of the 13 week periods ended January 27, 2001 and January 29, 2000 due to lower outstanding borrowings offset by higher interest rates on the term loans.

      The income tax benefit for the 13 week period ended January 27, 2001 decreased $0.7 million, or 63.6%, to $0.4 million from $1.1 million in the 13 week period ended January 29, 2000. This decrease is primarily due to the lower taxable loss in the 13 week period ended January 27, 2001 as compared to the 13 week period ended January 29, 2000.

      Net loss for the 13 week period ended January 27, 2001 decreased $1.0 million, or 47.6%, to $1.1 million from $2.1 million for the 13 week period ended January 29, 2000 primarily due to the revenue and expense factors discussed above.

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

      Cash and cash equivalents for the period ended January 27, 2001 increased $4.8 million to $10.0 million. This was primarily due to improved operating income and a decrease in accounts receivable offset by an increase in inventory and prepaid expenses and a decrease in accounts payable along with the scheduled repayment of the term loans.

      Capital expenditures for the 13 weeks ended January 27, 2001 totaled $0.2 million compared to $0.5 million for the 13 weeks ended January 29, 2000. Argo-Tech expects to incur capital expenditures of approximately $4.0 million for the remainder of fiscal year 2001, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

      Long-term debt at January 27, 2001 consisted of $69.8 million principal amount of term loans and $192.7 million principal amount of Senior Subordinated Notes. A scheduled payment of $2.3 million was made on the term loans. Argo-Tech has available, after $1.0 million of letters of credit, a $19.0 million revolving credit facility. As of January 27, 2001, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At January 27, 2001, Argo-Tech had fixed rate debt totaling $195 million, including $2.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $69.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has two interest rate swap agreements on a portion of the variable rate debt which each fix the rate on the notional amounts of $10.0 million at 5.60%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II — OTHER INFORMATION

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits — None

      Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2001			ARGO-TECH CORPORATION

	By:	/s/	Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

	By:	/s/	Paul A. Sklad Paul A. Sklad Controller (Principal Accounting Officer)