Form 10-Q
period 2001-04-28
ARGO TECH CORP
filed 2001-06-08
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 28, 2001, or

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

      As of June 1, 2001, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements

Consolidated Balance Sheets as of April 28, 2001 and October 28, 2000	3

Consolidated Statements of Net Income (Loss) for the 26 weeks and 13 weeks ended April 28, 2001 and April 29, 2000	4

Consolidated Statements of Cash Flows for the 26 weeks ended April 28, 2001 and April 29, 2000	5

Notes to Consolidated Financial Statements	6 - 9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	13

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	13

Signature	14

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
APRIL 28, 2001 AND OCTOBER 28, 2000
(In thousands, except share data)

	2001	2000

ASSETS	(Unaudited )

CURRENT ASSETS:

Cash and cash equivalents	$4,671	$5,174

Receivables, net	26,568	27,008

Inventories	31,437	30,115

Deferred income taxes and prepaid expenses	5,848	5,613

Total current assets	68,524	67,910

PROPERTY AND EQUIPMENT, net of accumulated depreciation	30,734	32,701

GOODWILL, net of accumulated amortization	110,677	112,422

INTANGIBLE ASSETS, net of accumulated amortization	46,159	48,173

DEFERRED FINANCING AND OTHER ASSETS	14,948	16,128

Total Assets	$271,042	$277,334

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$16,285	$11,634

Accounts payable	4,677	4,990

Accrued liabilities	15,688	18,009

Total current liabilities	36,650	34,633

LONG-TERM DEBT, net of current maturities	243,944	253,128

OTHER NONCURRENT LIABILITIES	26,626	27,432

Total Liabilities	307,220	315,193

REDEEMABLE ESOP STOCK	25,542	26,863

Unearned ESOP stock	(5,040)	(5,880)

	20,502	20,983

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares;

1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(56,680)	(58,842)

Total shareholders’ equity/(deficiency)	(56,680)	(58,842)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$271,042	$277,334

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(In thousands)
UNAUDITED

	26 Weeks Ended		13 Weeks Ended

	April 28, 2001	April 29, 2000	April 28, 2001	April 29, 2000

Net revenues	$80,012	$75,638	$44,684	$39,808

Cost of revenues	44,576	45,825	23,762	23,661

Gross profit	35,436	29,813	20,922	16,147

Selling, general and administrative	11,203	11,722	5,773	5,657

Research and development	5,103	5,107	2,824	2,603

Amortization of intangible assets	3,757	3,759	1,878	1,880

Operating expenses	20,063	20,588	10,475	10,140

Income from operations	15,373	9,225	10,447	6,007

Interest expense	12,641	12,683	6,130	6,173

Other, net	(224)	(203)	(107)	(110)

Income / (loss) before income taxes	2,956	(3,255)	4,424	(56)

Income tax provision (benefit)	1,305	(1,411)	1,681	(291)

Net income / (loss)	$1,651	$(1,844)	$2,743	$235

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED APRIL 28, 2001 AND APRIL 29, 2000

(In thousands)
UNAUDITED

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income / (loss)	$1,651	$(1,844)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation	2,794	3,068

Amortization of intangible assets and deferred financing costs	4,826	4,804

Accretion of bond discount	122	112

Compensation expense recognized in connection with

employee stock ownership plan	1,680	1,534

Amortization of inventory step-up	—	155

Deferred income taxes	(546)	(1,722)

Changes in operating assets and liabilities:

Receivables	440	6,332

Inventories	(1,322)	(1,384)

Prepaid expenses	(823)	(532)

Accounts payable	(314)	(2,916)

Accrued and other liabilities	(1,920)	(2,237)

Other, net	(229)	46

Net cash provided by operating activities	6,359	5,416

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(827)	(1,150)

Net cash used in investing activities	(827)	(1,150)

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional borrowing of long-term debt	—	6,000

Repayment of long-term debt	(4,655)	(6,679)

Repayment of note payable — Durodyne acquisition	—	(557)

Purchase of treasury stock	(1,340)	(2,570)

Dividend	(40)	(1,841)

Net cash used in financing activities	(6,035)	(5,647)

CASH AND CASH EQUIVALENTS:

Net decrease for the period	(503)	(1,381)

Balance, Beginning of period	5,174	3,873

Balance, End of period	$4,671	$2,492

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEKS ENDED APRIL 28, 2001 AND APRIL 29, 2000
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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 26 weeks and 13 weeks ended April 28, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	April 28,	October 28,
	2001	2000

Finished goods	$2,057	$2,259

Work-in-process and purchased parts	19,445	19,106

Raw materials and supplies	13,223	11,866

Total	34,725	33,231

Reserve for excess and obsolete inventory	(3,288)	(3,116)

Inventories — net	$31,437	$30,115

4.	CONTINGENCIES

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ending April 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$37,211	$7,473	$—	$44,684

Operating profit (loss)	13,050	(474)	(251)	12,325

Amortization of intangible assets				1,878

Income from operations				10,447

Interest expense				6,130

Other, net				(107)

Income before income taxes				$4,424

Capital expenditures	541	131		672

Depreciation	803	369	237	1,409

Compensation expense recognized in connection with employee stock ownership plan	742	98		840

13 Week Period Ending April 29, 2000

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$33,041	$6,767	$—	$39,808

Operating profit (loss)	8,358	(88)	(383)	7,887

Amortization of intangible assets				1,880

Income from operations				6,007

Interest expense				6,173

Other, net				(110)

Loss before income taxes				$(56)

Capital expenditures	535	107		642

Depreciation	836	406	286	1,528

Compensation expense recognized in connection with employee stock ownership plan	461	64		525

26 Week Period Ending April 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$66,471	$13,541	$—	$80,012

Operating profit (loss)	20,711	(1,072)	(509)	19,130

Amortization of intangible assets				3,757

Income from operations				15,373

Interest expense				12,641

Other, net				(224)

Income before income taxes				$2,956

Capital expenditures	635	192		827

Depreciation	1,575	744	475	2,794

Compensation expense recognized in connection with employee stock ownership plan	1,482	198		1,680

26 Week Period Ending April 29, 2000

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$61,079	$14,559	$—	$75,638

Operating profit (loss)	13,926	(139)	(803)	12,984

Amortization of intangible assets				3,759

Income from operations				9,225

Interest expense				12,683

Other, net				(203)

Loss before income taxes				$(3,255)

Capital expenditures	1,013	137		1,150

Depreciation	1,686	810	572	3,068

Amortization of inventory step-up			155	155

Compensation expense recognized in connection with employee stock ownership plan	1,356	178		1,534

6.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of the interest rate swaps (in thousands).

	26 weeks ended		13 weeks ended

	April 28,	April 29,	April 28,	April 29,
	2001	2000	2001	2000

Net income (loss)	$1,651	$(1,844)	$2,743	$235

Other comprehensive income (loss):

Foreign currency translation adjustment	138	89	55	20

Cumulative effect of accounting change	284

Change in fair market value of interest rate swaps	(419)		(139)

Other comprehensive income (loss) before tax	3	89	(84)	20

Income tax benefit related to other comprehensive income (loss)	54		56

Other comprehensive income (loss) net of tax	57	89	(28)	20

Comprehensive income (loss)	$1,708	$(1,755)	$2,715	$255

7.	ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Argo-Tech adopted this standard effective October 29, 2000 and has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In order to reduce variable interest rate exposure on borrowings under its existing credit facility and to hedge cash flows, Argo-Tech has two interest rate swap agreements on a portion of the variable rate debt which each fix the rate on the notional amounts of $10.0 million at 5.60%. The fair value of Argo-Tech’s derivative instruments was a $284 thousand asset at October 29, 2000, which was recorded as a cumulative effect of accounting change, and a $135 thousand liability at April 28, 2001. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the period ended April 28, 2001, was recorded, net of income taxes, in other comprehensive income.

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

Results of Operations for the 13 Week Period Ended April 28, 2001 Compared With the 13 Week Period Ended April 29, 2000

      Net revenues for the 13 week period ended April 28, 2001 increased $4.9 million, or 12.3%, to $44.7 million from $39.8 million for the 13 week period ended April 29, 2000. This increase was primarily due to an increase in aerospace revenues of $4.2 million and a $0.7 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $4.5 million of commercial aerospace revenues offset by a decrease of $0.3 million in military revenues. Commercial OEM revenues decreased $1.0 million, or 10.9%, to $8.1 million and commercial aftermarket revenues increased $5.5 million, or 30.9%, to $23.3 million in the 13 week period ended April 28, 2001. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers, while commercial aftermarket revenues were higher primarily due to an increase in spare parts and overhaul services for the JT8 and JT9 engine programs. Military revenues decreased primarily due to reduced activity on the KC-135 aerial refueling components and F-18E/F 480 gallon fuel tank offset by increased revenue related to F-16 and F-22 airframe components. The increase in industrial revenues was primarily attributable to industrial gas turbine and industrial marine revenues.

      Gross profit for the 13 week period ended April 28, 2001 increased $4.8 million, or 29.8%, to $20.9 million from $16.1 million in the 13 week period ended April 29, 2000. Gross margin increased to 46.8% for the 13 week period ended April 28, 2001 from 40.5% in the 13 week period ended April 29, 2000. The increase in gross profit and gross margin is primarily due to the favorable sales mix of aerospace and industrial revenues.

      Operating expenses for the 13 week period ended April 28, 2001 increased $0.4 million, or 4.0%, to $10.5 million from $10.1 million in the 13 week period ended April 29, 2000. This increase is primarily attributable to an increase in research and development expense and selling, general and administrative expense. Operating expenses as a percent of revenues declined to 23.5% for the 13 week period ended April 28, 2001 as compared to 25.4% for the 13 week period ended April 29, 2000.

      Income from operations for the 13 week period ended April 28, 2001 increased $4.4 million, or 73.3%, to $10.4 million from $6.0 million in the 13 week period ended April 29, 2000. As a percent of revenues, income from operations for the 13 week period ended April 28, 2001 increased to 23.3% from 15.1% for the 13 week period ended April 29, 2000. These increases were primarily due to the increased sales of higher margin aerospace products.

      Interest expense was $6.1 million for both of the 13 week periods ended April 28, 2001 and April 29, 2000 due to a lower level of term loans partially offset by higher interest rates on the term loans.

      The income tax provision for the 13 week period ended April 28, 2001 increased $2.0 million to an expense of $1.7 million from a benefit of $0.3 million in the 13 week period ended April 29, 2000. This increase is due to a pre-tax income of $4.4 million for the 13 week period ended April 28, 2001 as compared to a pre-tax loss of $0.1 million for the 13 week period ended April 29, 2000.

      Net income for the 13 week period ended April 28, 2001 increased $2.5 million to $2.7 million from $0.2 million for the 13 week period ended April 29, 2000 primarily due to the revenue and expense factors discussed above.

Results of Operations for the 26 Week Period Ended April 28, 2001 Compared With the 26 Week Period Ended April 29, 2000

      Net revenues for the 26 week period ended April 28, 2001 increased $4.4 million, or 5.8%, to $80.0 million from $75.6 million for the 26 week period ended April 29, 2000. This increase was primarily due to an increase in aerospace revenues of $5.4 million offset by a $1.0 million decrease in industrial revenues. The increase in aerospace revenues was attributable to an increase of $8.3 million of commercial aerospace revenues offset by a decrease of $2.9 million in military revenues. Commercial OEM revenues decreased $0.7 million, or 4.5%, to $14.8 million and commercial aftermarket revenues increased $9.0 million, or 27.7%, to $41.6 million in the 26 week period ended April 28, 2001. Commercial OEM revenues decreased as a result of lower overall engine requirements from our customers, while commercial aftermarket revenues were higher primarily due to a slight increase in demand by airlines for spare pumps used for initial provisioning purposes and an increase in spare part and repair and overhaul services. The increase in spare parts sales was primarily attributable to higher demand on the JT8 and JT9 engine programs both domestically and from our international distributor. Military revenues decreased primarily due to a lower rate of activity on KC-135 aerial refueling components and the F-18E/F 480 gallon fuel tank offset by increased revenue related to F-16 and F-22 airframe components. The decrease in industrial revenues was attributable to lower ground fueling and industrial marine revenues offset by an increase in industrial gas turbine revenues.

      Gross profit for the 26 week period ended April 28, 2001 increased $5.6 million, or 18.8%, to $35.4 million from $29.8 million in the 26 week period ended April 29, 2000. Gross margin increased to 44.3% for the 26 week period ended April 28, 2001 from 39.4% in the 26 week period ended April 29, 2000. The increase in gross profit and gross margin is primarily due to the favorable sales mix of aerospace and industrial revenues.

      Operating expenses for the 26 week period ended April 28, 2001 decreased $0.6 million, or 2.9%, to $20.0 million from $20.6 million in the 26 week period ended April 29, 2000. This decrease is primarily attributable to reduced general and administrative expenses related to cost reduction actions taken in fiscal 2000. Operating expenses as a percent of revenues declined to 25.0% for the 26 week period ended April 28, 2001 as compared to 27.2% for the 26 week period ended April 29, 2000.

      Income from operations for the 26 week period ended April 28, 2001 increased $6.2 million, or 67.4%, to $15.4 million from $9.2 million in the 26 week period ended April 29, 2000. As a percent of revenues, income from operations for the 26 week period ended April 28, 2001 increased to 19.3% from 12.2% for the 26 week period ended April 29, 2000. These increases were due to increased sales of higher margin aerospace products and decreased operating expenses.

      Interest expense was $12.6 million for both of the 26 week periods ended April 28, 2001 and April 29, 2000 due to lower outstanding borrowings offset by slightly higher interest rates on the term loans.

      The income tax provision for the 26 week period ended April 28, 2001 increased $2.7 million to an expense of $1.3 million from a benefit of $1.4 million in the 26 week period ended April 29, 2000. This increase is due to a pre-tax gain of $3.0 million for the 26 week period ended April 28, 2001 as compared to a pre-tax loss of $3.2 million for the 26 week period ended April 29, 2000.

      Net income for the 26 week period ended April 28, 2001 increased $3.5 million, to $1.7 million compared to a loss of $1.8 million for the 26 week period ended April 29, 2000 primarily due to the revenue and expense factors discussed above.

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

      Cash for the 26 week period ended April 28, 2001 decreased $0.5 million to $4.7 million. This was primarily due to the scheduled repayment of term loans, the purchase of stock from former ESOP participants, an increase in inventory and prepaid expenses and a decrease in accounts payable and accrued and other liabilities offset by operating income.

      Capital expenditures for the 26 weeks ended April 28, 2001 totaled $0.8 million compared to $1.2 million for the 26 weeks ended April 29, 2000. Argo-Tech expects to incur capital expenditures of approximately $3.2 million for the remainder of fiscal year 2001, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

      Long-term debt at April 28, 2001 consisted of $67.4 million principal amount of term loans and $192.8 million principal amount of Senior Subordinated Notes. Scheduled payments of $4.7 million were made on the term loans during the 26 week period ended April 28, 2001. Argo-Tech has available, after $1.0 million in letters of credit, a $19.0 million revolving credit facility. As of April 28, 2001, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Certain Factors That May Affect Future Results

      From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech’s dependence on the aerospace industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with its workforce, suppliers, and future acquisitions.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At April 28, 2001, Argo-Tech had fixed rate debt totaling $195 million, including $2.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $67.4 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has two interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 5.60%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

      (a) Exhibits — None

      Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2001	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair

Frances S. St. Clair
Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad

Paul A. Sklad
Controller
(Principal Accounting Officer)