Form 10-Q
period 2001-07-28
ARGO TECH CORP
filed 2001-09-11
CIK 1047837

FORM 10-Q
INDEX
PART I - FINANCIAL INFORMATION
PART II - OTHER INFORMATION
SIGNATURE
EXHIBIT 10.1--AMEND TO 1991 PERFORM STOCK OPT PLAN
EXHIBIT 10.2--AMEND TO 1998 EQ PERFORM STOCK OPTN
EXHIBIT 10.3--AMEND TO 1991 MGMT INCENT STOCK OPT

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended July 28, 2001, or

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

As of September 1, 2001, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements

Consolidated Balance Sheets as of July 28, 2001 and October 28, 2000	3

Consolidated Statements of Net Income (Loss) for the 39 weeks and 13 weeks ended July 28, 2001 and July 29, 2000	4

Consolidated Statements of Cash Flows for the 39 weeks ended July 28, 2001 and July 29, 2000	5

Notes to Consolidated Financial Statements	6 - 10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	13

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	13

Signature	14

Exhibit Index	15

PART I — FINANCIAL INFORMATION
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JULY 28, 2001 AND OCTOBER 28, 2000
(In thousands, except share data)

	2001	2000

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$11,683	$5,174

Receivables, net	27,140	27,008

Inventories	32,315	30,115

Deferred income taxes and prepaid expenses	5,683	5,613

Total current assets	76,821	67,910

PROPERTY AND EQUIPMENT, net of accumulated depreciation	29,771	32,701

GOODWILL, net of accumulated amortization	109,803	112,422

INTANGIBLE ASSETS, net of accumulated amortization	45,152	48,173

DEFERRED FINANCING AND OTHER ASSETS	14,844	16,128

Total Assets	$276,391	$277,334

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$18,612	$11,634

Accounts payable	4,280	4,990

Accrued liabilities	21,034	18,009

Total current liabilities	43,926	34,633

LONG-TERM DEBT, net of current maturities	239,356	253,128

OTHER NONCURRENT LIABILITIES	25,419	27,432

Total Liabilities	308,701	315,193

REDEEMABLE ESOP STOCK	25,280	26,863

Unearned ESOP stock	(4,620)	(5,880)

	20,660	20,983

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated deficit	(52,970)	(58,842)

Total shareholders’ equity/(deficiency)	(52,970)	(58,842)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$276,391	$277,334

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(In thousands)
UNAUDITED

	39 Weeks Ended		13 Weeks Ended

	July 28, 2001	July 29, 2000	July 28, 2001	July 29, 2000

Net revenues	$124,086	$113,615	$44,074	$37,977

Cost of revenues	67,852	66,544	23,276	20,719

Gross profit	56,234	47,071	20,798	17,258

Selling, general and administrative	17,423	16,657	6,220	4,935

Research and development	7,633	7,394	2,530	2,287

Amortization of intangible assets	5,636	5,636	1,879	1,877

Operating expenses	30,692	29,687	10,629	9,099

Income from operations	25,542	17,384	10,169	8,159

Interest expense	18,643	19,246	6,002	6,563

Other, net	(104)	(239)	120	(36)

Income / (loss) before income taxes	7,003	(1,623)	4,047	1,632

Income tax provision (benefit)	2,565	(677)	1,260	734

Net income / (loss)	$4,438	$(946)	$2,787	$898

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEKS ENDED JULY 28, 2001 AND JULY 29, 2000

(In thousands)
UNAUDITED

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income / (loss)	$4,438	$(946)

Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

Depreciation	4,175	4,504

Amortization of intangible assets and deferred financing costs	7,240	7,217

Accretion of bond discount	188	171

Compensation expense recognized in connection with employee stock ownership plan	2,520	1,798

Compensation expense recognized in connection with stock options	526	—

Amortization of inventory step-up	—	155

Deferred income taxes	(1,392)	(2,025)

Changes in operating assets and liabilities:

Receivables	(132)	8,152

Inventories	(2,200)	(1,295)

Prepaid expenses	(184)	(522)

Accounts payable	(710)	(2,850)

Accrued and other liabilities	2,624	2,201

Other, net	(716)	(122)

Net cash provided by operating activities	16,377	16,438

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,245)	(1,520)

Net cash used in investing activities	(1,245)	(1,520)

CASH FLOWS FROM FINANCING ACTIVITIES:

Additional borrowing of long-term debt	—	6,000

Repayment of long-term debt	(6,981)	(15,011)

Repayment of note payable — Durodyne acquisition	—	(557)

Payment of financing related fees	—	(256)

Purchase of treasury stock	(1,602)	(2,579)

Dividend	(40)	(2,791)

Net cash used in financing activities	(8,623)	(15,194)

CASH AND CASH EQUIVALENTS:

Net increase / (decrease) for the period	6,509	(276)

Balance, Beginning of period	5,174	3,873

Balance, End of period	$11,683	$3,597

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 39 WEEKS ENDED JULY 28, 2001 AND JULY 29, 2000
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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 39 weeks and 13 weeks ended July 28, 2001 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	July 28,	October 28,
	2001	2000

Finished goods	$1,934	$2,259

Work-in-process and purchased parts	20,436	19,106

Raw materials and supplies	13,179	11,866

Total	35,549	33,231

Reserve for excess and obsolete inventory	(3,234)	(3,116)

Inventories — net	$32,315	$30,115

4.	CONTINGENCIES

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ending July 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$35,012	$9,062	$—	$44,074

Operating profit (loss)	11,797	891	(640)	12,048

Amortization of intangible assets				1,879

Income from operations				10,169

Interest expense				6,002

Other, net				120

Income before income taxes				$4,047

Capital expenditures	276	142		418

Depreciation	770	374	237	1,381

Compensation expense recognized in connection with employee stock ownership plan	759	81		840

Compensation expense recognized in connection with stock options			526	526

13 Week Period Ending July 29, 2000

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$30,625	$7,352	$—	$37,977

Operating profit (loss)	9,731	702	(397)	10,036

Amortization of intangible assets				1,877

Income from operations				8,159

Interest expense				6,563

Other, net				(36)

Income before income taxes				$1,632

Capital expenditures	270	100		370

Depreciation	794	400	242	1,436

Compensation expense recognized in connection with employee stock ownership plan	231	33		264

39 Week Period Ending July 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$101,483	$22,603	$—	$124,086

Operating profit (loss)	32,508	(181)	(1,149)	31,178

Amortization of intangible assets				5,636

Income from operations				25,542

Interest expense				18,643

Other, net				(104)

Income before income taxes				$7,003

Capital expenditures	911	334		1,245

Depreciation	2,345	1,118	712	4,175

Compensation expense recognized in connection with employee stock ownership plan	2,241	279		2,520

Compensation expense recognized in connection with stock options			526	526

39 Week Period Ending July 29, 2000

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$91,704	$21,911	$—	$113,615

Operating profit (loss)	23,657	563	(1,200)	23,020

Amortization of intangible assets				5,636

Income from operations				17,384

Interest expense				19,246

Other, net				(239)

Loss before income taxes				$(1,623)

Capital expenditures	1,283	237		1,520

Depreciation	2,480	1,210	814	4,504

Amortization of inventory step-up			155	155

Compensation expense recognized in connection with employee stock ownership plan	1,587	211		1,798

6.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of the interest rate swaps (in thousands).

	39 weeks ended		13 weeks ended

	July 28,	July 29,	July 28,	July 29,
	2001	2000	2001	2000

Net income (loss)	$4,438	$(946)	$2,787	$898

Other comprehensive income (loss):

Foreign currency translation adjustment	141	133	3	44

Cumulative effect of accounting change	284

Change in fair market value of interest rate swaps	(441)		(22)

Other comprehensive income (loss) before tax	(16)	133	(19)	44

Income tax benefit related to other comprehensive income (loss)	63		9

Other comprehensive income (loss) net of tax	47	133	(10)	44

Comprehensive income (loss)	$4,485	$(813)	$2,777	$942

7.	ACCOUNTING CHANGE

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This pronouncement requires that all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Argo-Tech adopted this standard effective October 29, 2000 and has determined that its derivative instruments meet the criteria for cash flow hedge accounting. In order to reduce variable interest rate exposure on borrowings under its existing credit facility and to hedge cash flows, Argo-Tech has two interest rate swap agreements on a portion of the variable rate debt which each fix the rate on the notional amounts of $10.0 million at 5.60%. The fair value of Argo-Tech’s derivative instruments was a $284 thousand asset at October 29, 2000, which was recorded as a cumulative effect of accounting change, and a $157 thousand liability at July 28, 2001. The adjustments to record the cumulative effect of accounting change and the net change in the fair value during the period ended July 28, 2001, was recorded, net of income taxes, in other comprehensive income.

8.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.” This pronouncement establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company’s consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill and other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Company expects to early adopt this statement for the first quarter of the fiscal year beginning October 28, 2001. Management is currently evaluating the impact that this statement will have on the Company’s financial statements.

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

Results of Operations for the 13 Week Period Ended July 28, 2001 Compared With the 13 Week Period Ended July 29, 2000

      Net revenues for the 13 week period ended July 28, 2001 increased $6.1 million, or 16.1%, to $44.1 million from $38.0 million for the 13 week period ended July 29, 2000. This increase was primarily due to an increase in aerospace revenues of $4.4 million and a $1.7 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $2.8 million of commercial aerospace revenues and $1.6 million of military revenues. Commercial OEM revenues decreased $0.2 million, or 2.7%, to $7.3 million and commercial aftermarket revenues increased $3.0 million, or 16.2%, to $21.5 million in the 13 week period ended July 28, 2001. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers, while commercial aftermarket revenues were higher primarily due to an increase in spare parts and overhaul services for the JT8 and JT9 engine programs. Military revenues increased primarily due to increased revenue related to F-16 and F-22 airframe components. The increase in industrial revenues was primarily attributable to industrial gas turbine and ground fueling revenues.

      Gross profit for the 13 week period ended July 28, 2001 increased $3.6 million, or 20.9%, to $20.8 million from $17.2 million in the 13 week period ended July 29, 2000. Gross margin increased to 47.2% for the 13 week period ended July 28, 2001 from 45.3% in the 13 week period ended July 29, 2000. The increase in gross profit and gross margin is primarily due to the favorable sales mix of aerospace and industrial revenues.

      Operating expenses for the 13 week period ended July 28, 2001 increased $1.5 million, or 16.5%, to $10.6 million from $9.1 million in the 13 week period ended July 29, 2000. This increase is primarily attributable to an increase in research and development expense and selling, general and administrative expense, which included a non-cash charge to compensation expense of $0.5 million resulting from an extension of the termination date for certain stock option plans. Operating expenses as a percent of revenues increased slightly to 24.0% for the 13 week period ended July 28, 2001 as compared to 23.9% for the 13 week period ended July 29, 2000.

      Income from operations for the 13 week period ended July 28, 2001 increased $2.1 million, or 25.9%, to $10.2 million from $8.1 million in the 13 week period ended July 29, 2000. As a percent of revenues, income from operations for the 13 week period ended July 28, 2001 increased to 23.1% from 21.3% for the 13 week period ended July 29, 2000. These increases were primarily due to the increased sales of higher margin aerospace products.

      Interest expense was $6.0 million for the 13 week period ended July 28, 2001 as compared to $6.5 million for the 13 week period ended July 29, 2000 due to a lower level of term loans and lower interest rates on the term loans.

      The income tax provision for the 13 week period ended July 28, 2001 increased $0.6 million to $1.3 million from $0.7 million in the 13 week period ended July 29, 2000. This increase is due to a pre-tax income of $4.1 million for the 13 week period ended July 28, 2001 as compared to $1.6 million for the 13 week period ended July 29, 2000.

      Net income for the 13 week period ended July 28, 2001 increased $1.9 million to $2.8 million from $0.9 million for the 13 week period ended July 29, 2000 primarily due to the revenue and expense factors discussed above.

Results of Operations for the 39 Week Period Ended July 28, 2001 Compared With the 39 Week Period Ended July 29, 2000

      Net revenues for the 39 week period ended July 28, 2001 increased $10.5 million, or 9.2%, to $124.1 million from $113.6 million for the 39 week period ended July 29, 2000. This increase was primarily due to an increase in aerospace revenues of $9.8 million and a $0.7 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $11.2 million of commercial aerospace revenues offset by a decrease of $1.4 million in military revenues. Commercial OEM revenues decreased $1.0 million, or 4.3%, to $22.1 million and commercial aftermarket revenues increased $12.2 million, or 23.9%, to $63.2 million in the 39 week period ended July 28, 2001. Commercial OEM revenues decreased as a result of lower overall engine requirements from our customers, while commercial aftermarket revenues were higher primarily due to a slight increase in demand by airlines for spare pumps used for initial provisioning purposes and an increase in spare part and repair and overhaul services. The increase in spare parts sales was primarily attributable to higher demand on the JT8 and JT9 engine programs both domestically and from our international distributor. Military revenues decreased primarily due to a lower rate of activity on KC-135 aerial refueling components and the F-18E/F 480 gallon fuel tank offset by increased revenue related to F-16 and F-22 airframe components. The increase in industrial revenues was attributable to an increase in industrial gas turbine revenues offset by lower industrial marine revenues.

      Gross profit for the 39 week period ended July 28, 2001 increased $9.1 million, or 19.3%, to $56.2 million from $47.1 million in the 39 week period ended July 29, 2000. Gross margin increased to 45.3% for the 39 week period ended July 28, 2001 from 41.5% in the 39 week period ended July 29, 2000. The increase in gross profit and gross margin is primarily due to the favorable sales mix of aerospace and industrial revenues.

      Operating expenses for the 39 week period ended July 28, 2001 increased $1.0 million, or 3.4%, to $30.7 million from $29.7 million in the 39 week period ended July 29, 2000. This increase is attributable to increased general and administrative expenses primarily related to the $0.5 million non-cash charge to compensation expense resulting from an extension of the termination date of certain stock option plans and an increase in research and development expense. Operating expenses as a percent of revenues declined to 24.7% for the 39 week period ended July 28, 2001 as compared to 26.1% for the 39 week period ended July 29, 2000.

      Income from operations for the 39 week period ended July 28, 2001 increased $8.1 million, or 46.6%, to $25.5 million from $17.4 million in the 39 week period ended July 29, 2000. As a percent of revenues, income from operations for the 39 week period ended July 28, 2001 increased to 20.5% from 15.3% for the 39 week period ended July 29, 2000. These increases were due to increased sales of higher margin aerospace products offset by a slight increase in operating expenses.

      Interest expense was $18.6 million for the 39 week period ended July 28, 2001 as compared to $19.2 million for the 39 week period ended July 29, 2000 due to lower outstanding borrowings and slightly lower interest rates on the term loans.

      The income tax provision for the 39 week period ended July 28, 2001 increased $3.3 million to an expense of $2.6 million from a benefit of $0.7 million in the 39 week period ended July 29, 2000. This increase is due to a pre-tax income of $7.0 million for the 39 week period ended July 28, 2001 as compared to a pre-tax loss of $1.6 million for the 39 week period ended July 29, 2000.

      Net income for the 39 week period ended July 28, 2001 increased $5.3 million, to $4.4 million compared to a loss of $0.9 million for the 39 week period ended July 29, 2000 primarily due to the revenue and expense factors discussed above.

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

      Cash and cash equivalents for the 39 week period ended July 28, 2001 increased $6.5 million to $11.7 million. This was primarily due to an increase in operating income and accrued and other liabilities offset by the scheduled repayment of term loans, the purchase of stock from former ESOP participants, an increase in inventory and a decrease in accounts payable.

      Capital expenditures for the 39 weeks ended July 28, 2001 totaled $1.2 million compared to $1.5 million for the 39 weeks ended July 29, 2000. Argo-Tech expects to incur capital expenditures of approximately $2.1 million for the remainder of fiscal year 2001, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

      Long-term debt at July 28, 2001 consisted of $65.1 million principal amount of term loans and $192.9 million principal amount of Senior Subordinated Notes. Scheduled payments of $7.0 million were made on the term loans during the 39 week period ended July 28, 2001. Argo-Tech has available, after $1.0 million in letters of credit, a $19.0 million revolving credit facility. As of July 28, 2001, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At July 28, 2001, Argo-Tech had fixed rate debt totaling $195 million, including $2.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $65.1 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on borrowings under its existing credit facility, Argo-Tech has two interest rate swap agreements on a portion of the variable rate debt which fix the rate on the notional amounts of $10.0 million at 5.60%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

      (a) Exhibits – See Exhibit Index on page 15.

      Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 10, 2001	ARGO-TECH CORPORATION

		By: /s/	Frances S. St. Clair

Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

		By: /s/	Paul A. Sklad

Paul A. Sklad Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.1*	Amendment to 1991 Performance Stock Option Plan dated June 12, 2001.

10.2*	Amendment to 1998 Equity Replacement Stock Option Plan dated June 12, 2001.

10.3*	Amendment to 1991 Management Incentive Stock Option Plan dated June 12, 2001.

*	Filed herewith.