Form 10-K405
period 2001-10-27
ARGO TECH CORP
filed 2002-01-24
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 27, 2001	Commission File No. 333-38223

ARGO-TECH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1521125 (I.R.S. Employer Identification No.)

23555 Euclid Avenue, Cleveland, Ohio (Address of Principal Executive Offices)	44117 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (216) 692-6000

Securities Registered Pursuant to Section 12(b) of The Act: None

Securities Registered Pursuant to Section 12(g) of The Act: None

      Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.  ☒

      All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

      As of January 23, 2002, one share of the Registrant’s Common Stock, $.01 par value per share, was outstanding.

Documents incorporated by reference: None

PART I

Item 1.  Business.

      We are a leading designer, manufacturer and servicer of high performance fuel flow devices for the aerospace industry. We provide a broad range of products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. We are the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of airframe products and aerial refueling systems. Since 1991, our business has focused on the manufacture of main engine fuel pumps. In September 1997, we expanded our product lines through the acquisition of the outstanding capital stock of J.C. Carter Company, Inc., a California corporation located in Costa Mesa, California. Carter, which has been re-named Argo-Tech Corporation Costa Mesa, operates as a subsidiary of Argo-Tech. Argo-Tech Costa Mesa’s product lines include airframe pumps and accessories, military aerial refueling systems and other fuel system components such as valves and ground fueling components, as well as the production and service of liquid natural gas pumps. In August 1999, we acquired the outstanding capital stock of Durodyne, Inc., an Arizona corporation. Durodyne is a manufacturer of specialty industrial hose for aerospace, chemical transfer and marine applications. Durodyne is operated as a subsidiary of Argo-Tech Costa Mesa. We also operate a materials laboratory and a business park in Cleveland, Ohio, where we maintain our headquarters and primary production facilities.

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

      Our products also include large regional and business jet applications, including the main engine fuel pumps used on the BR710 engine, which is used on the high-end Bombardier Canadair Aerospace Global Express and the Gulfstream Aerospace Corp. V aircraft. We supply main engine fuel pumps for the GE CF34-8 engine, which is used on the Canadair RJ700 regional and business aircraft, the Embraer ERJ-170 70 passenger regional jet and the Dornier 528Jet and 728Jet regional aircraft. We also supply main engine fuel pumps for the GE CF34-10 engine which is used on the Embraer ERJ-190 and Dornier 928Jet regional aircraft.

      Airframe Products. Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. We design and manufacture fuel systems and components consisting of boost and transfer fuel pumps and fuel transfer control components, including fuel flow proportioners, fuel system gate assemblies, and a variety of airframe valves, adapters, nozzles and caps. These systems are used to manage storage, fueling, transfer and engine feed functions during ground and flight operations. Argo-Tech is the fuel system supplier for the Eclipse 500, a new generation of business jet.

      Aerial Refueling Systems. We are a major supplier of components for aerial refueling systems, which are produced only for military applications. Aerial refueling components we manufacture, including pumps and couplers, are installed in the refueling systems of 100% of U.S. designed military aircraft equipped with such capability.

  Ground Fueling Products

      Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the underwing fuel receptacle of the aircraft. We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world. In addition to nozzles, couplers and hydrants, we sell pressure control valves and fuel management systems. Argo-Tech developed the AVR2000 Aviation Refueling Management System which is used at over 200 sites worldwide. We believe it is the leading hardware and software system for customized fuel utilization management, data collection and billing in the industry.

      We also manufacture digital pressure control valves. These valves incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure into fuel tanks. In addition, we have identified new potential product applications for our ground fueling technology: railroad fuel transfers and fueling of off-road construction and mining equipment.

  Cryogenic Pump Products

      We have been widely recognized as a leading designer and supplier of high performance submerged motor pumps for liquefied gas. In January 2000, we re-entered the OEM business for industrial liquid natural gas pumps outside North America, which we had exited in 1987. The sale of OEM pumps has added to our business of providing spare parts, testing, and performing upgrade and repair services on our existing installed base of pumps.

      We recently introduced liquified natural gas nozzles and receptacles for use on alternative fuel vehicles. We believe these products position us favorably in this emerging market.

  Industrial Gas Turbine Products

      As a result of our established record of performance with our Aerospace engine products, we have gained entry into the Industrial & Marine Gas Turbine (IMGT) market. Our current IMGT products are utilized in all three IMGT market sectors (power generation, mechanical drive, and marine), and include designed to specification lubrication and scavenge pumps, liquid fuel delivery pumps, and precision liquid fuel flow dividers. The lubrication and scavenge pumps supply lubricating oil to the engine bearings and return the oil to the lubrication circuit reservoir. The fuel supply pumps are used in single liquid fuel and dual fuel systems and supply pressurized liquid fuel to the engine fuel metering system and combustors. Our flow divider products are utilized in single fuel and dual fuel systems and provide precise fuel metering to individual fuel injectors of the engine combustors.

Aftermarket Sales

      Aftermarket sales comprise the largest component of our business. Aftermarket sales consist of spare parts sales and overhaul, retrofit, repair and technical support services to commercial and military customers worldwide. We perform overhaul and repair services for our products as well as products manufactured by third parties.

Customers

  Aerospace

      OEM customers for our aerospace products include the world’s major aircraft engine manufacturers: Allison Engine, GE, Pratt and Whitney (including Pratt and Whitney Canada), Rolls-Royce, SNECMA/GE (CFMI) and Williams International Corp. Customers for our airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lockheed Martin, Raytheon and various U.S. government agencies. Orders for military components also come through customers such as Lockheed Martin, Boeing and Pratt and Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines worldwide. Currently, the total number of airline and third party customers for our spare parts and overhaul services exceeds 200.

      Upsilon International Corporation, in its capacity as distributor of certain of our products to foreign customers, accounted for approximately 15% of our net revenues for the fiscal year ended October 27, 2001. No other customer accounted for more than 10% of our revenues during this period.

  Ground Fueling

      Most ground fueling products are sold to customers through independent distributors. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, our ground fueling products are purchased by several oil companies, including several state-run oil companies and airport authorities.

  Cryogenic Pump

      Our cryogenic pump customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants, large architectural and engineering companies worldwide and electric power generation companies.

  Industrial Gas Turbine

      Our current industrial gas turbine products are utilized in three market sectors: power generation, mechanical drive and marine. Customers for these products include Rolls Royce Power Engineering, Rolls Royce Energy Systems, Siemens Westinghouse and Pratt Whitney Power Systems.

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

      We market and sell our aerospace and ground fueling products and services through a combination of direct marketing, sales personnel, independent manufacturing representatives and U.S. and international distributors. We supply spare parts directly to domestic airlines and third-party overhaul shops. Foreign customers that purchase main engine and boost and transfer fuel pump products receive their spare parts through Upsilon International, which operates a distribution facility in Torrance, California. Foreign customers receive spare parts for airframe products (other than boost and transfer pumps) directly from our Costa Mesa facility.

Suppliers and Raw Materials

      We use a certified supplier program that demands a commitment to 100% quality and on-time deliveries. Supplier performance is measured by our comprehensive supplier rating system. Currently, our supplier base includes approximately 600 companies.

      Our largest expenditure for products developed by Argo-Tech Costa Mesa relates to outsourcing of component machining. We have derived significant savings by taking advantage of advances in machining technologies and by coordinating engineering with our suppliers. Three long term suppliers provide most of the component machining for Argo-Tech Costa Mesa products.

      Aluminum castings are the highest volume raw material supplied to us for the manufacture of main engine fuel pumps. Five certified suppliers provide these castings under long-term arrangements. We also buy quantities of steel bar stock to produce gears and shafts from multiple producers. However, CPM-10V, a powdered metal essential for the manufacture of certain of our main engine fuel pumps, is a proprietary product available only from Crucible Specialty Metals. We do not have a contractual arrangement with Crucible Specialty Metals; we purchase CPM-10V pursuant to standard purchase orders. Another material has been identified as an alternative to CPM-10V, but that material has not yet been certified by our customers.

Manufacturing

      Most of the products at our Cleveland facility are manufactured internally. This facility houses our senior management and the majority of our aerospace engineering and design staff, sales team, and production and main distribution facilities. This facility is organized around four manufacturing “cells” that operate bearing, gear, housing and shaft productions. By creating cells, the necessary people, machinery, materials and methods are organized into four distinct business teams. Within each manufacturing cell are members from each of the Manufacturing, Quality, Production Control, Statistical Process Control, and Manufacturing Engineering disciplines. Our design engineering staff is also organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to meet our integrated operating plan and to ensure timely production of our products.

      In contrast to our substantial reliance on internal manufacturing of Cleveland products, we outsource most of the machining and pre-assembly production of Costa Mesa products to external providers. However, we do maintain internal equipment capacity at our Costa Mesa facility, which enables us to produce small quantity, quick turn components, to reduce setup/breakdown times on smaller jobs and for the manufacturing control of key parts. We have lowered the cost of airframe, ground fueling and industrial products developed by Argo-Tech Costa Mesa by outsourcing capital intensive tasks such as casting and machining, while completing final assembly and testing on the premises.

      In addition to our manufacturing facilities, we maintain sophisticated testing facilities at our Ohio and California locations. These testing facilities allow for simulation of typical conditions and stresses that will be experienced by our products during use. Our products are also thoroughly tested for design compliance, performance and durability. To facilitate quality control and product development, we maintain a sophisticated chemistry and metallurgy laboratory at our Cleveland facility. The equipment at this laboratory includes a scanning electron microscope.

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

      Although we believe that our operations and facilities are currently in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations of such laws or the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for environmental remediation for the 2002 fiscal year.

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

      The TRW purchase agreement also requires TRW, for a period of 20 years from the date of the 1986 Purchase Agreement, to indemnify us for:

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

      In March 1986, a two thousand gallon spent underground storage tank was removed from our Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the removal of the tank, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene and perchloroethylene. In 1990, the Regional Water Quality Control Board issued a Cleanup and Abatement Order to J.C. Carter Company, Inc. (now named Argo-Tech Corporation Costa Mesa) relating to the investigation and remediation of groundwater contamination. To date, the full extent of the groundwater contamination has not been ascertained. By virtue of our acquisition of Argo-Tech Costa Mesa, we have assumed responsibility for satisfying the cleanup order. However, we have obtained indemnification from Argo-Tech Costa Mesa’s selling stockholders for, among other things, all costs and expenses related to satisfaction of the order. However, there can be no assurance that such indemnification obligations with respect to the cleanup order will be satisfied. See “Risk Factors—Potential Exposure to Environmental Liabilities.”

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

Competition

      Competition among aerospace component manufacturers is based on product quality, reliability and on-time delivery. Our primary main engine fuel pump competitors are Hamilton Sundstrand, Goodrich Corporation and TRW. Hamilton Sundstrand is our closest competitor in the main engine fuel pump market.

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

Employees

      As of October 27, 2001, we had 696 full-time employees of which 424 are salaried and 272 are hourly. The 190 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2004.

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

Item 6.  Selected Financial Data.

Selected Historical Financial and Other Data of Argo-Tech Corporation

      The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1997 through 2001, which have been derived from our audited consolidated financial statements for those years. Our fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 27, 2001 is referred to as “fiscal 2001.” The fiscal year ended October 27, 2001 consisted of 52 weeks, the fiscal year ended October 31, 1998 consisted of 53 weeks and the remaining fiscal years presented consisted of 52 weeks. The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Fiscal Year Ended

	October 27,	October 28,	October 30,	October 31,	October 25,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$173,208	$159,353	$176,178	$174,035	$117,086

Gross profit	79,033	66,870	79,396	66,832	46,132
Operating expenses	40,874	41,518	45,550	38,773	19,482

Income from operations	38,159	25,352	33,846	28,059	26,650
Interest expense	24,534	25,644	25,003	21,030	12,827
Other, net	(51)	(402)	(516)	(268)	(404)
Income tax provision (benefit)	2,876	(642)	4,021	3,400	4,841
Extraordinary loss(a)	—	—	—	—	1,529

Net income	$10,800	$752	$5,338	$3,897	$7,857

Balance Sheet Data (at end of period):
Total assets	$273,574	$277,334	$294,745	$288,195	$300,960
Working capital	35,904	33,277	35,378	36,917	42,647
Long-term debt (including current maturities)	253,380	264,762	276,987	227,386	248,862
Redeemable common stock	—	—	—	6,713	4,813
Redeemable ESOP stock, net	13,994	20,983	43,212	32,235	18,906
Shareholder’s equity/(deficiency)(b)	(42,119)	(58,842)	(78,955)	(36,286)	(27,941)
Other Data:
Gross margin	45,6%	42.0%	45.1%	38.4%	39.4%
Adjusted EBITDA(c)	$53,324	$41,973	$52,284	$56,940	$38,591
Adjusted EBITDA margin(d)	30.8%	26.3%	29.7%	32.7%	33.0%
Net cash flows provided by operating activities	$18,063	$22,427	$15,298	$29,771	$17,597
Net cash flows used in investing activities	(1,885)	(3,025)	(8,637)	(5,610)	(110,252)
Net cash flows provided by (used in) financing activities	(13,295)	(18,101)	(14,366)	(21,994)	88,460

	Fiscal Year Ended

	October 27,	October 28,	October 30,	October 31,	October 25,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Depreciation, goodwill, identified intangibles and deferred financing fee amortization	15,214	15,635	15,973	15,279	10,960
Capital expenditures	1,885	3,025	6,050	5,610	2,690
Cash interest expense(e)	22,394	23,503	23,069	20,040	11,940
Ratio of Adjusted EBITDA to cash interest expense	2.4x	1.8x	2.3x	2.8x	3.2x
Ratio of earnings to fixed charges(f)	1.6x	1.0x	1.4x	1.3x	2.1x

(a)	The extraordinary loss, net of federal income tax benefits of $1,019, relates to the write-off of unamortized debt issuance costs of a credit facility that was refinanced on July 18, 1997.

(b)	Includes a dividend of $50.0 million to AT Holdings in fiscal 1999. These funds came from the issuance of $55.0 million in principal amount of 8 5/8% senior subordinate notes, issued at a 5% discount, due 2007.

(c)	Adjusted EBITDA represents income from operations plus non-cash charges as follows:

	Fiscal Year Ended

	October 27,	October 28,	October 30,	October 31,	October 25,
	2001	2000	1999	1998	1997

	(Dollars in Thousands)
Income from operations	$38,159	$25,352	$33,846	$28,059	$26,650
Depreciation, goodwill and intangible amortization	13,074	13,494	14,039	14,289	7,525
Compensation expense — ESOP	2,091	2,972	4,322	3,911	2,920
Write-off of inventory acquisition step-up	—	155	77	10,681	1,496

Adjusted EBITDA	$53,324	$41,973	$52,284	$56,940	$38,591

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

(d)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(e)	Cash interest expense represents interest expense less amortization of deferred financing fees of $2,140,000, $2,141,000, $1,934,000, $990,000 and $887,000, in the fiscal years ended October 27, 2001, October 28, 2000, October 30, 1999, October 31, 1998 and October 25, 1997, respectively.

(f)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes and the extraordinary loss plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      In fiscal 2001, the aerospace business generated approximately 82% of our net revenues. The balance of our net revenues were generated from sales of ground fueling equipment, certain industrial products and revenues from the operation of Heritage Business Park. Approximately 82% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 18% of our aerospace revenues.

      In fiscal 2001, sales to commercial OEMs represented approximately 27% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul services at significantly higher margins. Over the approximately 25 year life cycle of an aircraft program, commercial spare parts and overhaul services for products we manufacture often generate six or more times the aggregate net revenues of the OEM program.

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

General

      The following should be read together with “Selected Historical Financial and Other Data of Argo-Tech Corporation” and our Financial Statements and the related notes included elsewhere in this report. Our fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 27, 2001 is referred to as “fiscal 2001.” The fiscal years ended October 27, 2001, October 28, 2000 and October 30, 1999 consisted of 52 weeks.

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

• the cyclicality of the commercial aerospace industry,

• the funding of new aerospace product development programs,

• the formation of our Employee Stock Ownership Plan (the “ESOP”) in 1994, and

• our ownership of Heritage Business Park.

      During the period 1993 to 1995, the aerospace industry experienced a significant downturn in its business cycle. In fiscal 2000, the industry experienced another, but less significant, downturn in the build rates of new commercial aircraft. Following the September 11, 2001 terrorist attacks, the aerospace industry is experiencing another significant downturn in both the OEM and aftermarket sectors. The major commercial airlines have reduced their flying capacity up to 20% by retiring older aircraft in their fleet, parking underutilized aircraft and canceling or delaying the delivery of new aircraft. The OEM build rates of new commercial aircraft have been reduced due to the airlines’ cancellation or delay of delivery of new aircraft. The reduction of flying capacity and the retirement of older aircraft has reduced the need for aftermarket services. It is anticipated that OEM build rates will continue to decline into 2003 before increasing, which is estimated to occur in 2004. We anticipate aftermarket services will recover in 2003, but not after a significant decline has occurred in 2002. Due to increased military activity, we anticipate demand for military aerospace products will increase in late 2002.

      Our fiscal year 2002 revenues and cash flows are forecasted to be substantially lower than fiscal year 2001, however, management believes that we will be able to maintain our liquidity and remain in compliance with our debt covenants.

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

ESOP

      We established our ESOP in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings Corporation, with the proceeds of a $16.8 million ten-year loan funded through a credit facility which was refinanced on July 18, 1997. The ESOP, which includes approximately 270 of our salaried employees, represents an ownership interest in AT Holdings of approximately 57%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $2.1 million, $3.0 million and $4.3 million for the fiscal years ended 2001, 2000 and 1999, respectively. We believe that our ESOP has been successful in motivating and compensating our salaried employees on a cost-efficient basis.

Business Park

      We own and operate Heritage Business Park, a 150 acre, 1.8 million square foot business park in Cleveland, Ohio. We lease space in Heritage Business Park to other manufacturers and are working to increase our rental and other income from the business park.

Acquisitions

      On September 26, 1997 we acquired all of the outstanding shares of J.C. Carter Company, Inc. (now known as Argo-Tech Corporation Costa Mesa), a manufacturer of aircraft fluid control component parts, industrial marine cryogenic pumps, and ground fueling components for $107.6 million, including acquisition costs. The acquisition was funded by the issuance of $140 million in principal amount of our 8 5/8% senior subordinated notes.

      On August 19, 1999, we purchased all of the outstanding stock of Durodyne, Inc., a manufacturer of specialty industrial hose for aerospace, chemical transfer and marine applications for $3.4 million, including acquisition costs. The acquisition was funded with $2.3 million of cash and a note payable for $1.1 million. Durodyne operates as a subsidiary of Argo-Tech Costa Mesa. The acquisition was accounted for using the purchase method of accounting and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date. The results of its operations have been included since the date of acquisition. The purchase price of $3.4 million exceeded the net assets of Durodyne at the date of acquisition by $1.6 million. This amount was considered goodwill that is being amortized on a straight-line basis over 40 years.

Export Sales

      Substantially all of our export sales are all denominated in U.S. dollars. Export sales for fiscal years 2001, 2000 and 1999 were $80.8 million, $70.5 million and $80.7 million, respectively. Sales to Europe were $35.0 million, $31.1 million and $30.5 million. Export sales to all other regions, individually less than 10%, were $45.8 million, $39.4 million and $50.2 million for fiscal years 2001, 2000 and 1999, respectively.

Results of Operations

      The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

	Fiscal Year Ended

	October 27, 2001	October 28, 2000	October 30, 1999

Net revenues	100.0%	100.0%	100.0%
Gross profit	45.6%	42.0%	45.1%
Operating expenses	23.6%	26.1%	25.9%
Income from operations	22.0%	15.9%	19.2%
Interest expense	14.1%	16.1%	14.2%
Other, net	—	(0.3)%	(0.3)%
Income before income taxes	7.9%	0.1%	5.3%
Income tax provision (benefit)	1.7%	(0.3)%	2.3%
Net income	6.2%	0.4%	3.0%

Fiscal 2001 Compared with Fiscal 2000

      Net revenues for fiscal 2001 increased $13.9 million, or 8.7%, to $173.2 million from $159.3 million for fiscal 2000. This change was due to an increase in aerospace revenues of $12.6 million and a $1.3 million increase in industrial and other revenues. The increase in aerospace revenues was attributable to an increase of $10.9 million in commercial revenue and an increase of $1.7 million in military revenues. Commercial OEM revenues decreased $0.8 million, or 2.5%, to $30.7 million and commercial aftermarket revenues increased $11.7 million, or 15.9%, to $85.2 million. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers, while commercial aftermarket revenues were higher primarily due to an increase in spare parts and overhaul services for the JT8, JT9 and CFM56 engine programs. Military revenues increased primarily due to revenue related to increased sales of F-15, F-16 and F-22 airframe components. Industrial revenues increased $1.3 million, primarily due to increased industrial gas turbine revenues offset by a decrease in cryogenic pump revenues. Approximately 46.6% of fiscal 2001 net revenues were attributable to export sales to foreign customers compared to 44.2% in fiscal 2000. Substantially all such sales were denominated in U.S. dollars.

      Gross profit for fiscal 2001 increased $12.2 million, or 18.3%, to $79.0 million from $66.8 million for fiscal 2000. Gross margin increased to 45.6% for fiscal 2001 from 42.0% in fiscal 2000. The increase in gross profit and gross margin is primarily attributable to the increased sales of higher margin aerospace products.

      Operating expenses for fiscal 2001 decreased $0.6 million, or 1.4% to $40.9 million from $41.5 million in fiscal 2000. This decrease is primarily attributable to the non-recurrence of $2.0 million in new business development investments which were made in fiscal 2000 offset by a non-cash charge to compensation expense of $0.5 million resulting from an extension of the termination date for certain stock option plans and an increase of $0.7 million in research and development expense. Operating expenses as a percent of revenues decreased to 23.6% for fiscal 2001 from 26.1% in fiscal 2000.

      Income from operations for fiscal 2001 increased $12.8 million, or 50.6%, to $38.1 million from $25.3 million for fiscal 2000 and increased as a percentage of net revenue to 22.0% in fiscal 2001 from 15.9% in fiscal 2000. These increases were due to the increased sales of higher margin aerospace products and the decrease in operating expenses discussed above.

      Interest expense for fiscal 2001 decreased $1.1 million, or 4.3%, to $24.5 million from $25.6 million for fiscal 2000 due to lower outstanding borrowings and slightly lower interest rates on the term loans.

      The income tax provision for fiscal 2001 increased $3.5 million to an expense of $2.9 million from a benefit of $0.6 million in fiscal 2000. This increase is due to a higher pre-tax income of $13.7 million for fiscal 2001 as compared to $0.1 million for fiscal 2000 and the non-recurrence of a favorable adjustment of prior years tax accrual primarily due to an increased benefit of the foreign sales corporation offset by the recognition of the benefit realized in the current year of research and development tax credit claims related to prior years.

      Net income for fiscal 2001 increased $10.1 million to $10.8 million from $0.7 million for fiscal 2000 primarily due to the revenue and expense factors discussed above.

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

      In September 1997, we amended our credit facility to allow for the acquisition of Argo-Tech Corporation Costa Mesa and the issuance of $140.0 million of 8 5/8% senior subordinated notes. The amended credit facility consists of a seven-year $110.0 million term loan and a seven-year $20.0 million revolving credit facility. As of October 27, 2001, we have $60.5 million principal amount of term loans outstanding under this amended credit facility. We also have available, after $1.0 million of letters of credit, $19.0 million of the seven-year $20.0 million revolving credit facility. The unused balance of the revolving credit facility is subject to a .50% commitment fee. Our credit facility contains a number of covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. It also requires us to comply with certain financial ratios and tests, under which we will be required to achieve certain financial and operating results. On June 9, 2000, certain financial ratios and tests for the remainder of the credit facility were amended, primarily to adjust for the additional interest expense and debt associated with the $55.0 million of 8 5/8% senior subordinated notes that were issued on December 17, 1998. In addition, the supplemental percentage of interest applied to an Alternate Base Rate (“ABR”) or LIBOR, as chosen by the company, was increased .25% when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds a multiple of 5.0 times and .50% when the leverage ratio exceeds a multiple of 5.5 times. We were in compliance with all financial ratios and tests at October 27, 2001. The credit facility contains no restrictions on the ability of our subsidiaries to make distributions to us. Interest is calculated, at our choice, using an Alternate Base Rate (“ABR”) or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate for fiscal year 2001 ranged from 1.25% to 1.50% plus ABR or 2.25% to 2.50% plus LIBOR.

      In September 1997 we issued $140 million of senior subordinated notes, together with a portion of the borrowings under our credit facility, to finance the acquisition of Argo-Tech Costa Mesa, repay in full $46.1 million in notes payable and subordinated notes, and to pay related fees and expenses. The senior subordinated notes bear interest at a rate of 8 5/8% per year, payable on each April 1 and October 1. Interest payments commenced on April 1, 1998. These notes have been jointly, severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries, with the exception of one inconsequential direct, and two inconsequential indirect, wholly owned subsidiaries. The indenture under which these senior subordinated notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions.

      On December 17, 1998, we issued $55.0 million in principal amount of 8 5/8% senior subordinated notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering, along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P. and cash on hand, were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the Company’s largest shareholder, for $79.4 million plus transaction expenses. At October 27, 2001 the accreted value of this offering was $52.9 million.

      In order to reduce variable interest rate exposure on borrowings under our existing credit facility, we had two interest rate swap agreements which fixed the rate on the notional amounts of $10.0 million at 5.60% and terminated on October 26, 2001. The gains/losses on the swap agreements were recognized as interest expense and amounted to a $0.1 million loss in fiscal year 2001, a $0.3 million gain in fiscal year 2000 and a $0.4 million loss in fiscal year 1999. We do not enter into derivative contracts for trading or speculative purposes. We have no other derivative financial instruments.

      Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 2001 decreased $4.3 million to $18.1 million primarily as a result of an increase in receivables offset by improved operating results. The increase in receivables includes a $3.9 million income tax receivable as a result of amending previous years’ tax returns for additional research and development tax credits. Cash provided by operating activities for fiscal 2000 increased $7.1 million to $22.4 million primarily as a result of a decrease in accounts receivable and inventory offset by a decrease in operating results and accounts payable. Cash provided by operating activities for fiscal 1999 decreased $14.5 million to $15.3 million primarily as a result of an increase in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities.

      Cash Flows from Investing Activities. Net cash used in investing activities for fiscal 2001 was $1.9 million for the purchase of property, plant and equipment. Net cash used in investing activities for fiscal 2000 was $3.0 million for the purchase of property, plant and equipment. Net cash used in investing activities for fiscal 1999 was $8.6 million which included the acquisition of Durodyne, net of cash acquired, of $2.6 million and the purchase of property, plant and equipment of $6.0 million. Expenditures for property, plant and equipment were $1.9 million, $3.0 million and $6.0 million for fiscal years 2001, 2000 and 1999, respectively. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

      Cash Flows from Financing Activities. Cash used in financing activities for fiscal 2001 was $13.3 million, which was primarily used to make scheduled repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees. Cash used in financing activities for fiscal 2000 was $18.1 million, which was primarily used to make scheduled and voluntary repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees. Cash used in financing activities for fiscal 1999 was $14.4 million which was primarily due to the payment of fees associated with the repurchase of common stock from AT Holdings’ largest shareholder and scheduled repayments, as well as voluntary payments, of long-term debt, offset by a borrowing on the revolving credit facility.

      Capital Expenditures. Our capital expenditures for fiscal 2001 totalled $1.9 million, which were related to maintaining existing facilities and equipment and systems to support current operating activities. For fiscal 2002, we estimate that capital expenditures will total $2.8 million. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

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

Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This pronouncement establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on our consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill and other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. We expect to early adopt this statement for the first quarter of fiscal year beginning October 28, 2001. Management is currently evaluating the impact that this statement will have on our consolidated financial statements.

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for our fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on our consolidated financial statements.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement improves the financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for our fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on our consolidated financial statements.

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

      Substantially all of our gross profit and operating income is derived from sales of products to the aerospace industry. The commercial aerospace industry is cyclical and has historically been subject to fluctuations due to general economic conditions and incidents, such as the events of September 11, 2001, which adversely affect the commercial aerospace industry generally, and the commercial airline industry specifically. A reduction in airline travel will generally result in reduced orders or delay of delivery of new aircraft, retirement of older aircraft and parking underutilized aircraft. This leads to a corresponding decrease in our sales of new components and aftermarket services and related income and cash flow and could have a material adverse effect on our business and profitability.

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

      Approximately 18.0% of our sales in fiscal 2001 were related to products used in U.S. designed military aircraft. In general, the U.S. defense budget has been declining in recent years, which has resulted in reduced demand for new aircraft and spare parts. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense budget will not continue to decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business and profitability.

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

      Our Cleveland, Ohio and Costa Mesa, California facilities are currently the subject of environmental remediation regarding contamination resulting from the operations of our predecessors. Those predecessors have indemnified us for substantially all costs of remediation at each site. There can be no assurance, however, that those parties will continue to satisfy their indemnification obligations or that we would not be ultimately responsible as owner and/or operator of either or both of these sites for potentially significant remediation costs. Moreover, there can be no assurance that future changes in environmental laws or the nature of our operations will not require us to make significant additional expenditures to ensure future environmental compliance.

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

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 27, 2001, Argo-Tech had fixed rate debt totaling $195 million, including $2.9 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $60.5 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. In order to reduce variable interest rate exposure on our existing credit facility, we had two interest rate swap agreements which fixed the rate on the notional amounts of $10.0 million at 5.60% and terminated on October 26, 2001. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

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

Name	Age	Position

Michael S. Lipscomb	55	Chairman, President & CEO, Director
Paul R. Keen	52	Vice President, General Counsel & Secretary, Director
Frances S. St. Clair	46	Vice President and CFO, Director

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

      Frances S. St. Clair has been Vice President and Chief Financial Officer since 1992. Ms. St. Clair joined the Company in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Ms. St. Clair received her C.P.A. certification in 1984. Ms. St. Clair joined the Board of Directors of Argo-Tech in April 1999 and was elected to the Board of Directors of AT Holdings Corporation in September 2001.

Item 11.  Executive Compensation.

      The following table sets forth, for the fiscal years 2001, 2000 and 1999, certain information about the compensation paid to the Chief Executive Officer and each of our other executive officers (the “Named Executives”).

	Annual Compensation
				All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)(2)

Michael S. Lipscomb	2001	$419,193	$194,625	$46,414
Chairman, President and CEO	2000	$397,777	$209,306	$48,323
	1999	$339,200	$205,544	$47,623

Paul R. Keen	2001	$232,530	$75,459	$6,013
Vice President, General Counsel	2000	$222,768	$78,303	$6,073
and Secretary	1999	$189,045	$88,387	$6,235

Frances S. St. Clair	2001	$200,016	$64,166	$9,277
Vice President and CFO	2000	$189,428	$66,586	$3,824
	1999	$168,648	$86,170	$4,278

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 1999, 2000 or 2001.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $22,000 for each of the fiscal years 2001, 2000 and 1999, respectively, paid as AT Holdings Corporation directors’ fees. For Ms. St. Clair, the amounts listed also include $5,500 for fiscal year 2001 paid as AT Holdings Corporation directors’ fees.

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

  Employee Stock Ownership Plan

      The Employee Stock Ownership Plan was established in 1994 with the participation of Argo-Tech’s salaried employees. State Street Bank and Trust Company serves as the plan’s trustee, and holds all of its assets in trust.

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

      For each of the Plan Years ended October 31, 1999, October 31, 2000 and October 27, 2001, 42,000 shares of AT Holdings’ common stock were released from the suspense account. Based on the loan payment schedule, the number of shares of AT Holdings’ common stock released from the suspense account each future plan year during the loan period would be:

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

      For the plan year ended October 31, 2001, the number of shares of AT Holdings’ common stock allocated under the Employee Stock Ownership Plan to the accounts of the individuals named in the Summary Compensation Table were:

	Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2001	Oct. 31, 2001

Michael S. Lipscomb	417.4458	3,089.4839
Paul R. Keen	417.4458	3,089.4839
Frances S. St. Clair	417.4458	3,040.5195

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

      We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 31, 2001, the amounts credited to the accounts of the individuals named in the Summary Compensation Table were:

	Equivalent Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2001	Oct. 31, 2001

Michael S. Lipscomb	1,108.0563	5,859.8807
Paul R. Keen	347.9893	1,474.5876
Frances S. St. Clair	239.1172	920.6865

  Incentive Stock Option Plans

      1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provides for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our compensation committee, and with the consent of the optionees in June 2001. These options expire on November 9, 2011. All of the options under this plan became fully vested in January 1999.

Aggregate Option Exercises in Last Fiscal Year

and Fiscal Year End Option Values

				Number of
				Securities
				Underlying
				Unexercisable		Value of Unexercised
				Options at		In-the-Money
				FY-End		Options at FY-End($)
		Shares
	Exercise	Acquired on	Value	Exercisable/		Exercisable/
Name	Price($)	Exercise	Realized($)	Unexercisable		Unexercisable

Michael S. Lipscomb	$10.00	0	$0	8,670 /	—	$344,979 /	$—
	40.00	0	0	6,125 /	—	59,964 /	—
	100.11	0	0	4,000 /	—	— /	—
Paul R. Keen	10.00	0	0	1,990 /	—	79,182 /	—
	40.00	0	0	2,760 /	—	27,020 /	—
	100.11	0	0	1,400 /	—	— /	—
Frances S. St. Clair	10.00	0	0	2,990 /	—	118,972 /	—
	40.00	0	0	2,760 /	—	27,020 /	—
	100.11	0	0	1,400 /	—	— /	—

      1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provides for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our Compensation Committee, and with the consent of the optionees in June 2001. These options expire on November 9, 2011. All of the options under this plan became fully vested in January 1999.

      1998 Equity Replacement Stock Option Plan. The 1998 Equity Replacement Stock Option Plan (as amended June 12, 2001) was established to provide for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $40.00 per share. The options were granted to each person who was a participant in the 1997 Stock Appreciation Rights Plan in exchange for, and in cancellation of, all of the rights of each such participant under the Stock Appreciation Rights Plan (See Benefits Restructuring). These options, which were granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee, expire on January 2, 2005. All of the options under this plan were fully vested upon issuance.

      1998 Incentive Plan. The 1998 Incentive Plan was established to provide option grants for the purchase of AT Holdings’ common stock, at prices that may be more than, less than, or equal to the fair market value of the shares, as the Board or Compensation Committee of AT Holdings may determine at the time of grant. Options are granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee. There have been two option grants under the 1998 Incentive Plan, the first in 1999 with an exercise price of $100.11, the second in 2001 with an exercise price of $69.18. The option agreement governing the options granted in 1999 provides that such options vest in 20% increments over five successive years. For any year in which the EBITDA of the company exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will vest. Effective November 2, 2000 all holders of options granted in 1999 agreed to the cancellation of the portion of the 1999 options which were not vested at such date. Pursuant to the plan, such cancelled options are available for new grants. The option agreement governing the options granted under the plan in September 2001 provides for vesting as follows: 33.3% at the time of issuance and 33.3% on the anniversary date of the grant over the next two years. All options granted under the plan expire ten years from the date of grant. None of the Named Executives received options in September 2001. In the event that AT Holdings’ common stock becomes registered or traded on a national exchange or in the event of a change in control, all options will become exercisable in full.

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

  Compensation of Directors

      Since 1999, Argo-Tech has not compensated its directors. AT Holdings Corporation pays its directors a quarterly fee of $2,500 plus $3,000 and reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb and Ms. St. Clair for service on the board of AT Holdings are included in the Summary Compensation table. See “Executive Compensation.”

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Principal Stockholders

      Argo-Tech is a wholly owned subsidiary of AT Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value of $.01 per share. The following table sets forth the ownership of AT Holdings’ common stock as of October 27, 2001 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of AT Holdings’ common stock,

•	each director of Argo-Tech and AT Holdings, and

•	all of Argo-Tech and AT Holdings’ directors and executive officers as a group.

      On October 27, 2001, there were 653,844 shares of AT Holdings’ common stock outstanding, exclusive of treasury shares. AT Holdings also has 30,000 shares of its preferred stock outstanding. All of these shares are held by Chase Venture Capital Associates, L.P. These preferred shares have no voting rights.

	Ownership of AT Holdings’ common stock

			Shares
		Number of	Attributable to
	Number	Immediately	Employee Stock
Name of	Beneficially	Exercisable	Ownership
Beneficial Owner	Owned	Options	Plan Account	Total		Percent of Class

KeyTrust Company of Ohio, N.A.(1)	365,412	0	0	365,412		55.9
127 Public Square Cleveland, OH 44114

YC International, Inc.	39,000	0	0	39,000	(2)	6.0
725 South Figueroa Street Suite 3870 Los Angeles, CA 90117

AT Holdings, LLC	187,452	39,000 (2)	0	226,452		34.6
1390 Highway 50 East Suite 4 Carson City, NV 89701

Chase Venture Capital Associates, L.P.	0	46,025	0	46,025		6.6
380 Madison Ave. New York, NY 10017

Confar, Thomas*	0	0	0	0		**
de Chastenet, Remi*	0	500	277	777		**
Dougherty, Thomas*	2,094	0	0	2,094		**
Keen, Paul†	13,502	8,381	3,089	24,972		3.8
Lipscomb, Michael*†	27,883	25,104	3,089	56,076		8.2
Nagata, Robert*	0	500	0	500		**
St. Clair, Frances*†	6,733	9,381	3,041	19,155		2.9
Storrie, Karl*	1,204	450	0	1,654		**
Directors and Executive Officers as a Group (8 persons)	51,416	44,316	9,496	105,228		14.9

*	Director of AT Holdings Corporation

**	Less than 1%

†	Director of Argo-Tech

(1)	State Street Bank and Trust Company replaced KeyTrust Company of Ohio, N.A. as the trustee of the Employee Stock Ownership Plan in January 2002. The Plan trustee holds shares of AT Holdings’ common stock in trust for the benefit of the plan. Under normal circumstances, the trustee votes all of the shares held by the plan in proportion to the actual voting directions of the plan participants. Under certain limited circumstances, the plan trustee may, in the exercise of its fiduciary duty, vote the shares held by the plan as a block. The share ownership numbers for officers do not include shares held through the plan, other than those shares directly attributed to the officer’s account.

(2)	AT Holdings, LLC has the option to purchase all of YC International’s shares of AT Holdings’ common stock. AT Holdings, LLC disclaims all beneficial ownership of those shares.

Item 13. Certain Relationships and Related Transactions.

  Upsilon International Corporation Distribution Agreement

      Upsilon International, a company owned by YC International Inc., which is under the control of Mr. Masashi Yamada, Holdings’ majority stockholder through his control of YC International and AT Holdings, LLC, was appointed as the exclusive distributor of Argo-Tech products in 1990 with respect to the Japanese market and in 1994 for the entire international market under a long-term distribution agreement. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the basic contract term of 50 years and termination provisions which are more favorable to Upsilon International than industry norm. The distribution agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by Upsilon International. For fiscal 2001, sales by Upsilon International accounted for approximately 15% of our net revenues.

  Officer Loans

      Each of the Named Executives have entered into presently outstanding recourse loan agreements with AT Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 2001 for each such Named Executive was: $499,174 (Mr. Lipscomb), $272,326 (Mr. Keen) and $71,688 (Ms. St. Clair). Each loan is due October 30, 2005 and accrues interest at 6.75% annually. These loans, secured by a pledge of AT Holdings’ common stock, were extended for the purchase of AT Holdings’ common stock, or for the personal use of the Named Executive. Each of the Named Executives having an outstanding loan has entered into a pledge agreement and promissory note with AT Holdings in connection with such loans. We believe that the terms of these loans are no less favorable to AT Holdings than would have been available pursuant to arms’ length negotiations with unaffiliated parties.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

      The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Consolidated Balance Sheets — October 28, 2000 and October 27, 2001

Consolidated Statements of Net Income — Years ended October 30, 1999, October 28, 2000 and October 27, 2001

Consolidated Statements of Cash Flows — Years ended October 30, 1999, October 28, 2000 and October 27, 2001

Consolidated Statements of Shareholder’s Equity/ (Deficiency) — Years ended October 30, 1999, October 28, 2000 and October 27, 2001

Notes to Consolidated Financial Statements — October 27, 2001

Report of Independent Auditors

(a)(2) Financial Statement Schedules

      No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
3.2	Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
4.1	Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
4.2	First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).

Exhibit
Number		Description of Document

4.3		Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
10.1*		Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.2*		Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.3*		Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.4*		Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.5*		Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.6*		First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.7*		Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.8*		First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.9*		Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

Exhibit
Number		Description of Document

10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.16	*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.17	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.18	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.19	*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.20	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.21		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.22		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.23		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.24		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.25		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.26		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.27		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.28	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).
10.29	*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

Exhibit
Number		Description of Document

10.30	*	Amendment to the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.31	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.32	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.33		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S–4/ A filed April 22, 1999, SEC File No. 333-73179).
10.34		Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, for the year ended October 28, 2000).
12**		Statement regarding computation of ratios.
21		List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith

(b)	We did not file any reports on Form 8-K during the fourth quarter of 2001.

(c)	The exhibits which are listed under Item 14(a)(3) are filed or incorporated by reference herein.

(d)	No financial statement schedules are required to be filed herein, therefore, none are listed under Item 14(a)(2).

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

Date: January 23, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL S. LIPSCOMB Michael S. Lipscomb	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	January 23, 2002

/s/ FRANCES S. ST. CLAIR Frances S. St. Clair	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	January 23, 2002

/s/ PAUL R. KEEN Paul R. Keen	Vice President, General Counsel, Secretary and Director	January 23, 2002

/s/ PAUL A. SKLAD Paul A. Sklad	Controller (Principal Accounting Officer)	January 23, 2002

ARGO-TECH CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED OCTOBER 27, 2001

ITEM 8 AND ITEM 14(a)(1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors

of Argo-Tech Corporation and Subsidiaries
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

      We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and Subsidiaries (A Wholly-Owned Subsidiary of AT Holdings Corporation) (the “Company”) as of October 27, 2001 and October 28, 2000 and the related consolidated statements of net income, shareholder’s equity/(deficiency), and cash flows for each of the three years in the period ended October 27, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 27, 2001 and October 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 27, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

December 19, 2001

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
October 27, 2001 and October 28, 2000

	2001	2000

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,057	$5,174
Receivables, net	32,051	27,008
Income tax receivable	3,885	—
Inventories	28,861	30,115
Deferred income taxes and prepaid expenses	5,648	5,613

Total current assets	78,502	67,910

PROPERTY AND EQUIPMENT, net of accumulated depreciation	29,027	32,701
GOODWILL, net of accumulated amortization	108,933	112,422
INTANGIBLE ASSETS, net of accumulated amortization	44,145	48,173
OTHER ASSETS	12,967	16,128

Total Assets	$273,574	$277,334

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$18,612	$11,634
Accounts payable	4,840	4,990
Accrued liabilities	19,146	18,009

Total current liabilities	42,598	34,633

LONG-TERM DEBT, net of current maturities	234,768	253,128
OTHER NONCURRENT LIABILITIES	24,333	27,432

Total Liabilities	301,699	315,193

REDEEMABLE ESOP STOCK	18,194	26,863
Unearned ESOP stock	(4,200)	(5,880)

	13,994	20,983
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive income/(loss)	(1,948)	31
Accumulated deficit	(40,171)	(58,873)

Total shareholder’s equity/(deficiency)	(42,119)	(58,842)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$273,574	$277,334

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME
For the Fiscal Years Ended October 27, 2001, October 28, 2000 and October 30, 1999

	2001	2000	1999

	(In thousands)
Net revenues	$173,208	$159,353	$176,178
Cost of revenues	94,175	92,483	96,782

Gross profit	79,033	66,870	79,396

Selling, general and administrative	23,094	24,404	28,791
Research and development	10,265	9,597	9,281
Amortization of intangible assets	7,515	7,517	7,478

Operating expenses	40,874	41,518	45,550

Income from operations	38,159	25,352	33,846
Interest expense	24,534	25,644	25,003
Other, net	(51)	(402)	(516)

Income before income taxes	13,676	110	9,359
Income tax provision (benefit)	2,876	(642)	4,021

Net income	$10,800	$752	$5,338

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY)
For the Fiscal Years Ended October 27, 2001, October 28, 2000 and October 30, 1999

			Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income (Loss)	Deficit	Total

	(In thousands)
BALANCE, OCTOBER 31, 1998	$—	$—	$(1,004)	$(35,282)	$(36,286)
Net income				5,338	5,338
Elimination of redemption feature of common stock				6,713	6,713
Accretion of redeemable ESOP stock				(6,655)	(6,655)
Dividend				(53,568)	(53,568)
Reduction of minimum pension liability			1,004		1,004
Activity related to stock appreciation rights and stock options				3,914	3,914
Foreign currency translation adjustment			132		132
Other, net				453	453

BALANCE, OCTOBER 30, 1999	—	—	132	(79,087)	(78,955)
Net income				752	752
Reduction of redeemable ESOP stock				25,133	25,133
Dividend				(5,383)	(5,383)
Foreign currency translation adjustment			(101)		(101)
Other, net				(288)	(288)

BALANCE, OCTOBER 28, 2000	—	—	31	(58,873)	(58,842)
Net income				10,800	10,800
Additional minimum pension liability			(1,828)		(1,828)
Reduction of redeemable ESOP stock				9,081	9,081
Dividend				(1,661)	(1,661)
Foreign currency translation adjustment			(151)		(151)
Activity related to stock options				526	526
Other, net				(44)	(44)

BALANCE, OCTOBER 27, 2001	$—	$—	$(1,948)	$(40,171)	$(42,119)

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 27, 2001, October 28, 2000 and October 30, 1999

	2001	2000	1999

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,800	$752	$5,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,559	5,977	6,561
Amortization of intangible assets and deferred financing costs	9,655	9,658	9,412
Accretion of bond discount	252	230	186
Compensation expense recognized in connection with employee stock ownership plan	2,091	2,972	4,322
Compensation expense recognized in connection with stock appreciation rights and stock options	526		2,983
Amortization of inventory step-up		155	77
Deferred pension cost	(2,299)	(523)	520
Deferred income taxes	(1,962)	(2,136)	(2,535)
Changes in operating assets and liabilities:
Receivables	(8,928)	3,161	(6,079)
Inventories	1,254	3,773	(3,682)
Prepaid expenses	301	(191)	(202)
Accounts payable	(150)	(1,657)	(1,216)
Accrued and other liabilities	1,161	382	(519)
Other, net	(197)	(126)	132

Net cash provided by operating activities	18,063	22,427	15,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Durodyne, net of cash acquired			(2,587)
Capital expenditures	(1,885)	(3,025)	(6,050)

Net cash used in investing activities	(1,885)	(3,025)	(8,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of senior subordinated notes			52,250
Additional borrowing of long-term debt		6,000	3,200
Repayment of long-term debt	(11,634)	(17,343)	(7,147)
Durodyne acquisition note payable		(1,112)	1,112
Payment of financing related fees		(263)	(10,213)
Dividend	(1,661)	(5,383)	(53,568)

Net cash used in financing activities	(13,295)	(18,101)	(14,366)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	2,883	1,301	(7,705)
Balance, Beginning of period	5,174	3,873	11,578

Balance, End of period	$8,057	$5,174	$3,873

The accompanying notes to consolidated financial statements are an integral part of this statement.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended October 27, 2001, October 28, 2000 and October 30, 1999

1.     Basis of Presentation

      Argo-Tech Corporation and Subsidiaries’ (the “Company”) (A Wholly-Owned Subsidiary of AT Holdings Corporation) principal operations include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its manufacturing facility to other parties. The Company’s fiscal year ends on the last Saturday in October. The fiscal years ended October 27, 2001, October 28, 2000 and October 30, 1999 consisted of 52 weeks. The Company is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company’s financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

      The Company is a parent, holding company with 4 wholly-owned operating guarantor subsidiaries, Argo-Tech Corporation (HBP), Argo-Tech Corporation (OEM), Argo-Tech Corporation (Aftermarket) and Argo-Tech Corporation Costa Mesa (formerly named J.C. Carter Company, Inc.). The Company has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The Senior Subordinated Notes (Note 11) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. The Company also has one wholly-owned, non-guarantor subsidiary that has inconsequential assets, liabilities and equity, and its only operations are the result of intercompany activity which is immediately dividended back to the Company.

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

      Goodwill — Goodwill is amortized on a straight-line basis over forty years. Accumulated amortization at October 27, 2001 and October 28, 2000 was $31,332,000 and $27,843,000, respectively. The Company assesses the recoverability of goodwill by determining whether the amortization over the remaining life can be recovered through projected undiscounted future operations.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible Assets — In conjunction with the acquisition of Argo-Tech Corporation Costa Mesa in 1997, the Company recognized identified intangible assets which are amortized on a straight line basis over their estimated economic lives as follows:

Workforce	8 Years
Contracts	10 Years
Spare Parts Annuity	10-28 Years
Patents	14-17 Years

      Deferred Financing Costs — The costs of obtaining financing are amortized over the terms of the financing. The amortized cost is included in interest expense in the consolidated statements of net income. Accumulated amortization at October 27, 2001 and October 28, 2000 was $7,346,000, and $5,205,000 respectively.

      Redeemable Stock — Redeemable ESOP Stock has been excluded from Shareholder’s Equity/(Deficiency) due to the ability of the holders of AT Holdings common stock to “put”, subject to certain restrictions, the shares to the Company. The increase/(decrease) in the Redeemable ESOP Stock has been recorded in Accumulated Deficit.

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the consolidated statements of net income and are reported as a component of shareholder’s equity/(deficiency).

      Derivative Financial Instruments — All derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At October 27, 2001 the Company did not have derivative activity.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

4.     Acquisition of Durodyne, Inc.

      On August 19, 1999, Argo-Tech purchased all the outstanding stock of Durodyne, Inc., a manufacturer of specialty industrial hose for aerospace, chemical transfer and marine applications for $3.4 million, including acquisition costs. The acquisition was funded with $2.3 million of cash and a note payable for $1.1 million. Durodyne is a subsidiary of Argo-Tech Corporation Costa Mesa. The acquisition was accounted for using the purchase method of accounting, and accordingly, an allocation of the purchase price has been made using estimated fair market values of the assets acquired and liabilities assumed as of the acquisition date and the results of its operations have been included since the date of acquisition. The purchase price of $3.4 million exceeded the net assets of Durodyne at the date of acquisition by $1.6 million. This amount was considered goodwill that is being amortized on a straight-line basis over 40 years.

5.     Supplemental Financial Statement Information

      The major components of the following balance sheet captions were (in thousands):

	October 27,	October 28,
	2001	2000

Intangible assets:
Workforce	$4,900	$4,900
Contracts	17,100	17,100
Spare parts annuity	38,200	38,200
Patents	380	380

Total	60,580	60,580
Accumulated amortization	(16,435)	(12,407)

Total — net	$44,145	$48,173

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 27,	October 28,
	2001	2000

Accrued liabilities:
Salaries and accrued compensation	$7,916	$5,919
Accrued interest	1,315	1,313
Accrued warranty	2,099	2,258
Accrued income taxes	3,618	1,486
Other	4,198	7,033

Total	$19,146	$18,009

Other noncurrent liabilities:
Deferred income taxes	$13,323	$16,443
Accrued post retirement benefits	9,843	9,304
Other	1,167	1,685

Total	$24,333	$27,432

6.     Receivables

      Receivables consist of the following (in thousands):

	October 27,	October 28,
	2001	2000

Amounts billed — net of allowance for uncollectible amounts of $316 and $347	$31,598	$25,832
Amounts unbilled (principally commercial customers):
Net reimbursable costs incurred on uncompleted contracts	16,550	16,149
Billings to date	(16,097)	(14,973)

Total unbilled — net	453	1,176

Net receivables	$32,051	$27,008

7.     Inventories

      Inventories consist of the following (in thousands):

	October 27,	October 28,
	2001	2000

Finished goods	$2,100	$2,259
Work-in-process and purchased parts	17,696	19,106
Raw materials and supplies	12,975	11,866

Total	32,771	33,231
Reserve for excess and obsolete inventory	(3,910)	(3,116)

Inventories — net	$28,861	$30,115

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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$0.1 million of this amount is included in cost of revenues for each of the fiscal years ended October 28, 2000 and October 30, 1999.

8.     Property and Equipment

      Owned Property — Property and equipment owned by the Company consists of the following (in thousands):

	October 27,	October 28,
	2001	2000

Land and land improvements	$7,663	$7,654
Buildings and building equipment	34,058	33,728
Machinery and equipment	37,383	40,846
Office and automotive equipment	7,721	8,377
Construction-in-progress	822	1,559

Total	87,647	92,164
Accumulated depreciation	(58,620)	(59,463)

Total — net	$29,027	$32,701

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

      Total rental revenue under the property leases and service contracts was as follows for the fiscal years ended 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Minimum contractual amounts under property leases	$4,368	$4,548	$4,205
Service contracts revenue based on usage	862	847	832

Total	$5,230	$5,395	$5,037

      Future minimum rentals under the noncancelable property leases and service contracts at October 27, 2001 are (in thousands): $3,839 in 2002, $3,605 in 2003, $2,185 in 2004, $708 in 2005, and $257 in 2006.

9.     Employee Benefit Plans

      Employee Stock Ownership Plan — The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of the Company’s parent held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $2,091,000, $2,972,000 and $4,322,000 for the fiscal years ended 2001, 2000 and 1999, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, “Unearned ESOP shares”.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary information regarding ESOP activity consists of the following:

	October 27,	October 28,
	2001	2000

Allocated shares	273,000	231,000
Shares released for allocation	42,000	42,000
Unearned ESOP shares	105,000	147,000

Total ESOP shares	420,000	420,000
Repurchased shares received as distributions	(54,588)	(31,697)

Total available ESOP shares	365,412	388,303

Fair market value of unearned ESOP shares	$5,227,950	$10,169,460

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

      Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors four employee savings plans which cover substantially all of the Company’s employees. The plan covering Argo-Tech Corporation Costa Mesa employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $373,000, $507,000 and $499,000 in fiscal years 2001, 2000 and 1999 respectively.

      A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2001, 2000 and 1999 is as follows (in thousands):

	2001	2000	1999

Service cost — benefits earned during the period	$196	$224	$257
Interest cost on projected benefit obligation	1,191	1,149	1,101
Expected return on plan assets	(1,666)	(1,642)	(1,582)
Net amortization and deferral	(99)	(135)	(25)

Net periodic pension benefit	$(378)	$(404)	$(249)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 27,	October 28,
	2001	2000

Benefit obligation at beginning of year	$15,309	$14,729
Service cost	196	224
Interest cost	1,191	1,149
Benefits paid	(900)	(839)
Actuarial (gain) loss	95	505
Change in discount rate	1,984	(459)

Benefit obligation at end of year	$17,875	$15,309

      The following table sets forth the change in plan assets (in thousands):

	October 27,	October 28,
	2001	2000

Fair value of plan assets at beginning of year	$19,291	$19,031
Actual return on plan assets	(114)	943
Employer contributions	512	156
Benefits paid	(900)	(839)

Fair value of plan assets at end of year	$18,789	$19,291

      The following table sets forth the funded status of the plans (in thousands):

	October 27,	October 28,
	2001	2000

Funded status	$914	$3,982
Unrecognized net (gain) loss	1,789	(2,214)
Unrecognized prior service cost	224	269

Prepaid benefit cost	$2,927	$2,037

      Amounts recognized in the statements of financial position consist of (in thousands):

	October 27,	October 28,
	2001	2000

Prepaid benefit cost	$1,066	$2,037
Accrued benefit liability	(1,409)	—
Intangible asset	224	—
Accumulated other comprehensive income	3,046	—

Net amount recognized	$2,927	$2,037

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The foregoing net amounts regarding the pension benefit obligation and the value of plan assets for the year ended October 27, 2001 are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to the underfunded plan are as follows (in thousands):

October 27,
2001

Projected benefit obligation	$8,357
Fair value of plan assets	6,948

      The assumptions used to determine net periodic pension cost as well as the funded status are:

	2001	2000	1999

Discount rate	7.50%	8.25%	8.0%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%

      Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.

      The net postretirement benefit cost for the fiscal years ended 2001, 2000 and 1999 includes the following components (in thousands):

	2001	2000	1999

Service cost	$124	$146	$201
Interest cost	634	626	693
Net amortization and deferral	(32)	—	92

Net postretirement benefit cost	$726	$772	$986

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 27,	October 28,
	2001	2000

Benefit obligation at beginning of year	$8,321	$9,374
Service cost	124	146
Interest cost	634	626
Benefits paid	(188)	(133)
Actuarial (gain) loss	(584)	(1,406)
Change in discount rate	860	(286)

Benefit obligation at end of year	$9,167	$8,321

      The following table sets forth the funded status of the plans (in thousands):

	October 27,	October 28,
	2001	2000

Benefit obligation	$(9,167)	$(8,321)
Unrecognized net (gain) loss	(676)	(983)

Accrued benefit cost	$(9,843)	$(9,304)

      Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefit obligation at October 27, 2001 by $1,156,087 with a corresponding effect on the 2001 postretirement benefit expense of $127,527. The discount rate used to estimate the accumulated postretirement benefit obligation was 7.50% and 8.25% for fiscal years 2001 and 2000.

10.     Income Taxes

      The income tax provision consists of the following for the fiscal years ended 2001, 2000 and 1999 (in thousands):

	2001	2000	1999

Current tax provision:
Federal	$4,143	$1,590	$5,967
State and local	695	(96)	589

Total	4,838	1,494	6,556
Deferred tax provision (benefit)	(1,962)	(2,136)	(2,535)

Income tax provision (benefit)	$2,876	$(642)	$4,021

      The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

	2001	2000	1999

Income tax provision at statutory rate	$4,787	$39	$3,275
State tax provision — net of federal benefits	451	(541)	492
FSC benefit	(1,458)	(1,941)	(1,323)
R & D credit	(2,714)	(240)	(200)
Goodwill	1,195	1,222	1,268
ESOP	291	429	925
Other — net	324	390	(416)

Income tax provision (benefit)	$2,876	$(642)	$4,021

      During the fiscal years ended 2001, 2000 and 1999 the Company paid (net of refunds received) approximately $6.6, $2.2 and $5.8 million in income taxes, respectively.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	October 27,	October 28,
	2001	2000

Current:
Inventory	$1,369	$1,360
Employee benefits	1,285	1,170
Warranty	954	918
Engineering reserves	482	446
Other reserves	897	1,033

Total	$4,987	$4,927

Long-term:
Salary/Hourly retiree medical	$4,594	$3,782
Prepaid pension benefit	(148)	(827)
Property and equipment	(206)	78
Intangible assets	(18,080)	(19,780)
Other — net	517	304

Total	$(13,323)	$(16,443)

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

11.	Debt

      Summary — The Company’s long-term debt consists of the following (in thousands):

	October 27,	October 28,
	2001	2000

Term Loans	$60,462	$72,093
Revolving Credit Facility	—	—
Senior Subordinated Notes	192,918	192,666
Other	—	3

Total borrowings	253,380	264,762
Current maturities	(18,612)	(11,634)

Long-term portion	$234,768	$253,128

      Credit Facility and Term Loans — The Company has available $110.0 million principal amount of Term Loans, and a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($19.0 million at October 27, 2001 after reduction of $1.0 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of AT Holdings) as well as the unearned shares of the AT Holding’s common stock held by the ESOP. The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness,

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. On June 9, 2000, certain financial ratios and tests for the remainder of the Credit Facility were amended, primarily to adjust for the additional interest expense and debt associated with the $55.0 million of 8 5/8% senior subordinated notes that were issued on December 17, 1998. In addition, the supplemental percentage of interest applied to an Alternate Base Rate (ABR) or LIBOR, as chosen by the Company, was increased .25% when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds a multiple of 5.0 times and .50% when the leverage ratio exceeds a multiple of 5.5 times. The Company was in compliance with the covenants at October 27, 2001. Interest was calculated, at the Company’s choice, using an ABR or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate for fiscal year 2001 ranged from 1.25% to 1.50% plus ABR or 2.25% to 2.50% plus LIBOR.

      Senior Subordinated Notes — The Company has outstanding $195.0 million 8 5/8% Senior Subordinated Notes due 2007 (the “Notes” ). At October 27, 2001 the accreted value of the notes was $192.9 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes will mature on October 1, 2007. The Company may not redeem the Notes prior to October 1, 2002. On or after such date, the Company may redeem the Notes, in whole or in part, at the redemption prices at the time, together with accrued and unpaid interest, if any, to the date of redemption.

      The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are subject to certain limitations and restrictions which the Company has not exceeded at October 27, 2001.

      Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2002	$18,612
2003	20,932
2004	20,918
2005	—
2006	—
Thereafter	192,918

Total	$253,380

      Total interest paid during the fiscal years ended 2001, 2000 and 1999 was $22.1 million, $23.7 million and $22.4 million, respectively.

12.	Segment Information

      Prior to fiscal year 2000, the Company operated in two business segments, Argo-Tech and Argo-Tech Corporation Costa Mesa. In fiscal year 2000, the Company reorganized into two new business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture and distribution of aviation products throughout the world consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe and aerial refueling systems. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling system valves and related components, industrial marine cyrogenic pumps for transferring liquefied natural gas and operation of a business park where we maintain our headquarters and one of our production facilities.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

      The following table presents revenues and other financial information by business segment. Segment information based on the new structure is not available prior to fiscal year 2000, therefore a historical comparison of Argo-Tech and Argo-Tech Costa Mesa is also presented (in thousands):

	2001

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$142,000	$31,208	$—	$173,208
Intersegment revenues		10	—	10
Eliminations				(10)
Operating profit (loss)	47,548	(252)	(1,622)	45,674
Amortization of goodwill and intangible assets				7,515

Income from operations				38,159
Interest expense				24,534
Other, net				(51)

Income before tax				$13,676

Capital expenditures	1,453	432		1,885
Depreciation	3,124	1,165	1,270	5,559
Compensation expense recognized in connection with employee stock ownership plan	1,791	300		2,091
Compensation expense recognized in connection with stock options			526	526

	2000

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$129,406	$29,947	$—	$159,353
Intersegment revenues		7	—	7
Eliminations				(7)
Operating profit (loss)	34,628	(204)	(1,555)	32,869
Amortization of goodwill and intangible assets				7,517

Income from operations				25,352
Interest expense				25,644
Other, net				(402)

Income before tax				$110

Capital expenditures	2,329	696		3,025
Depreciation	3,311	1,607	1,059	5,977
Amortization of inventory step-up			155	155
Compensation expense recognized in connection with employee stock ownership plan	2,645	327		2,972

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001

		Argo-Tech
	Argo-Tech	Costa Mesa	Corporate	Consolidated

Customer revenues	$123,536	$49,672	$—	$173,208
Intersegment revenues	704	—	—	704
Eliminations				(704)
Operating profit (loss)	42,286	4,396	(1,008)	45,674
Amortization of goodwill and intangible assets				7,515

Income from operations				38,159
Interest expense				24,534
Other, net				(51)

Income before tax				$13,676

Capital expenditures	1,453	432		1,885
Depreciation	3,941	1,387	231	5,559
Compensation expense recognized in connection with employee stock ownership plan	2,091			2,091
Compensation expense recognized in connection with stock options			526	526

	2000

		Argo-Tech
	Argo-Tech	Costa Mesa	Corporate	Consolidated

Customer revenues	$108,083	$51,270	$—	$159,353
Intersegment revenues	49	—	—	49
Eliminations				(49)
Operating profit (loss)	28,098	5,207	(436)	32,869
Amortization of goodwill and intangible assets				7,517

Income from operations				25,352
Interest expense				25,644
Other, net				(402)

Income before tax				$110

Capital expenditures	2,329	696		3,025
Depreciation	4,245	1,485	247	5,977
Amortization of inventory step-up		155		155
Compensation expense recognized in connection with employee stock ownership plan	2,972			2,972

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	1999

		Argo-Tech
	Argo-Tech	Costa Mesa	Corporate	Consolidated

Customer revenues	$121,055	$55,123	$—	$176,178
Intersegment revenues	80	—	—	80
Eliminations				(80)
Operating profit (loss)	36,037	8,332	(3,045)	41,324
Amortization of goodwill and intangible assets				7,478

Income from operations				33,846
Interest expense				25,003
Other, net				(516)

Income before tax				$9,359

Capital expenditures	5,000	1,050		6,050
Depreciation	4,065	2,232	264	6,561
Amortization of inventory step-up		77		77
Compensation expense recognized in connection with employee stock ownership plan	4,322			4,322
Compensation expense recognized in connection with stock appreciation rights and stock options			2,983	2,983

13.     Major Customers and Export Sales

      During the fiscal years ended 2001, 2000 and 1999, the Company had revenues in excess of 10% from the following customers (in thousands):

	2001	2000	1999

Customer A (Related Party)	$26,792	$21,969	$29,751
Customer B	—	$16,261	—

      During the fiscal years ended 2001, 2000 and 1999, export sales to foreign customers were comprised of the following (in thousands):

	2001	2000	1999

Europe	$34,954	$31,116	$30,501
All others (individually less than 10%)	45,841	39,366	50,159

Total	$80,795	$70,482	$80,660

14.     Fair Value of Financial Instruments

      The Company has various financial instruments, including cash and short-term investments and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments and term loans approximates their fair value. The fair value of the Company’s Senior Subordinated Notes approximated $120.9 million at October 27, 2001 based upon quoted market prices. The Company does not enter into derivative contracts for trading or speculative

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

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

16.     New Accounting Pronouncements

      In June 2001, the FASB issued SFAS No. 141, “Business Combinations.” This pronouncement establishes new standards for accounting and reporting requirements for business combinations and will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Management does not believe that SFAS No. 141 will have a material impact on the Company’s consolidated financial statements.

      In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” This statement applies to intangibles and goodwill acquired after June 30, 2001, as well as goodwill and intangibles previously acquired. Under this statement, goodwill and other intangibles determined to have an infinite life will no longer be amortized; however, these assets will be reviewed for impairment on a periodic basis. The Company expects to early adopt this statement for the first quarter of fiscal year beginning October 28, 2001. Management is currently evaluating the impact that this statement will have on the Company’s consolidated financial statements.

      In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for the Company’s fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on the Company’s consolidated financial statements.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement improves the financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for the Company’s fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on the Company’s consolidated financial statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Other Comprehensive Income (Loss)

      Other comprehensive income (loss) includes foreign currency translation adjustments and deferred pension expense (in thousands).

	2001	2000	1999

Net income	$10,800	$752	$5,338
Other comprehensive income (loss):
Foreign currency translation adjustment	(151)	(101)	132
Deferred pension expense	(3,046)		1,674

Other comprehensive income (loss) before tax	(3,197)	(101)	1,806
Income tax benefit (expense) related to other comprehensive income (loss)	1,218		(670)

Other comprehensive income (loss) net of tax	(1,979)	(101)	1,136

Comprehensive income	$8,821	$651	$6,474

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
3.2	Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179).
4.1	Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
4.2	First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
4.3	Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
10.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.2*	Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.3*	Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.4*	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.5*	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.6*	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.7*	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.8*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.9*	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.16	*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.17	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.18	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.19	*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.20	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.21		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.22		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.23		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10.24		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.25		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.26		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.27		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.28	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).
10.29	*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.30	*	Amendment to the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.31	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.32	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.33		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S–4/ A filed April 22, 1999, SEC File No. 333-73179).
10.34		Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, for the year ended October 28, 2000).
12**		Statement regarding computation of ratios.
21		List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith.