Form 10-Q
period 2002-01-26
ARGO TECH CORP
filed 2002-03-08
CIK 1047837

         SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549

         FORM 10-Q


         (Mark One)

         X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended January 26, 2002, or

              Transition report pursuant to Section 13 or 15(d) of the ---- Securities Exchange Act of 1934
              For the transition period from              to            .
                                             ------------    -----------


         Commission file number 333-38223

                              ARGO-TECH CORPORATION
             (Exact name of registrant as specified in its charter)



                   Delaware                                31-1521125
         (State or other jurisdiction of               (I.R.S. employer
         incorporation or organization)               identification no.)


                23555 Euclid Avenue
                  Cleveland, Ohio                            44117
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

          As of March 1, 2002, 1 share of the registrant's common stock, $.01 par value, was outstanding.

                                      INDEX

                                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements

     Consolidated Balance Sheets as of January 26, 2002 and October 27, 2001                 3

     Consolidated Statements of Net Income (Loss) for the 13 weeks ended
          January 26, 2002 and January 27, 2001                                              4

     Consolidated Statements of Cash Flows for the 13 weeks ended January 26, 2002
         and January 27, 2001                                                                5

     Notes to Consolidated Financial Statements                                         6 - 10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                           10 - 12

Item 3 - Quantitative and Qualitative Disclosure about Market Risk                          12

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                   12

Signature                                                                                   13

PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED BALANCE SHEETS
JANUARY 26, 2002 AND OCTOBER 27, 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                               2002         2001
                                                            ---------    ---------
ASSETS                                                      (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                $  13,475    $   8,057
   Receivables, net                                            22,092       32,051
   Income tax receivable                                        3,576        3,885
   Inventories                                                 31,913       28,861
   Deferred income taxes and prepaid expenses                   6,956        5,648
                                                            ---------    ---------
            Total current assets                               78,012       78,502
                                                            ---------    ---------
PROPERTY AND EQUIPMENT, net of
   accumulated depreciation                                    27,967       29,027

GOODWILL, net of accumulated amortization                     111,329      108,933

INTANGIBLE ASSETS, net of accumulated amortization             40,892       44,145

DEFERRED FINANCING AND OTHER ASSETS                            12,440       12,967
                                                            ---------    ---------
Total Assets                                                $ 270,640    $ 273,574
                                                            =========    =========

LIABILITIES

CURRENT LIABILITIES:
   Current portion of long-term debt                        $  18,612    $  18,612
   Accounts payable                                             3,814        4,840
   Accrued liabilities                                         20,617       19,146
                                                            ---------    ---------
            Total current liabilities                          43,043       42,598
                                                            ---------    ---------

LONG-TERM DEBT, net of current maturities                     230,182      234,768

OTHER NONCURRENT LIABILITIES                                   23,086       24,333
                                                            ---------    ---------
            Total  Liabilities                                296,311      301,699
                                                            ---------    ---------
REDEEMABLE ESOP STOCK                                          18,194       18,194
 Unearned ESOP stock                                           (3,780)      (4,200)
                                                            ---------    ---------
                                                               14,414       13,994
SHAREHOLDERS' EQUITY/(DEFICIENCY):
   Common Stock, $.01 par value, authorized 3,000 shares;
    1 share issued and outstanding                                  -            -
   Paid-in capital                                                  -            -
   Accumulated comprehensive loss                              (2,152)      (1,948)
   Accumulated deficit                                        (37,933)     (40,171)
                                                            ---------    ---------
            Total shareholders' equity/(deficiency)           (40,085)     (42,119)
                                                            ---------    ---------
Total Liabilities and Shareholders' Equity/(Deficiency)     $ 270,640    $ 273,574
                                                            =========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
FOR THE 13 WEEKS ENDED JANUARY 26, 2002 AND JANUARY 27, 2001

(IN THOUSANDS)
UNAUDITED

                                                         2002            2001
                                                       ------------------------
Net revenues                                           $ 35,191        $ 35,328
Cost of revenues                                         19,576          20,814
                                                       ------------------------
    Gross profit                                         15,615          14,514
                                                       ------------------------
Selling, general and administrative                       5,565           5,430
Research and development                                  2,709           2,279
Amortization of intangible assets                           854           1,879
                                                       ------------------------
    Operating expenses                                    9,128           9,588
                                                       ------------------------
Income from operations                                    6,487           4,926
Interest expense                                          5,591           6,511
Other, net                                                  (16)           (117)
                                                       ------------------------
Income/(loss) before income taxes                           912          (1,468)
                                                       ------------------------
Income tax benefit                                         (142)           (376)
                                                       ------------------------
Net income/(loss)                                      $  1,054        $ (1,092)
                                                       ========        ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEKS ENDED JANUARY 26, 2002 AND JANUARY 27, 2001

(IN THOUSANDS)
UNAUDITED

                                                                     2002        2001
                                                                   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                $  1,054    $ (1,092)
  Adjustments to reconcile net income/(loss) to net cash
   provided by operating activities:
  Depreciation                                                        1,273       1,385
  Amortization of intangible assets and deferred financing costs      1,366       2,413
  Accretion of bond discount                                             67          61
  Compensation expense recognized in connection with
   employee stock ownership plan                                        630         840
  Deferred income taxes                                                (829)       (199)

  Changes in operating assets and liabilities:
   Receivables                                                       10,268       6,381
   Inventories                                                       (3,052)     (1,144)
   Prepaid expenses                                                    (951)     (1,431)
   Accounts payable                                                  (1,026)       (845)
   Accrued and other liabilities                                      1,713         988
   Other, net                                                          (222)        (52)
                                                                   --------    --------
  Net cash provided by operating activities                          10,291       7,305
                                                                   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (213)       (155)
                                                                   --------    --------
  Net cash used in investing activities                                (213)       (155)
                                                                   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt                                        (4,653)     (2,329)
  Dividend                                                               (7)          3
                                                                   --------    --------
  Net cash used in financing activities                              (4,660)     (2,326)
                                                                   --------    --------
CASH AND CASH EQUIVALENTS:
Net increase for the period                                           5,418       4,824
Balance, Beginning of period                                          8,057       5,174
                                                                   --------    --------
Balance, End of period                                             $ 13,475    $  9,998
                                                                   ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A WHOLLY-OWNED SUBSIDIARY OF AT HOLDINGS CORPORATION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEKS ENDED JANUARY 26, 2002 AND JANUARY 27, 2001
(UNAUDITED)

1.  BASIS OF PRESENTATION

    The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its subsidiaries include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, Argo-Tech leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech's fiscal year ends on the last Saturday in October. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in its financial statements. Certain reclassifications have been made in the prior years' financial statements to conform to the current year presentation.

    Argo-Tech Corporation is a parent, holding company with four wholly-owned operating subsidiaries that guarantee Argo-Tech's senior subordinated notes. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior subordinated notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors. All of Argo-Tech's subsidiaries are guarantors except one wholly-owned subsidiary that has inconsequential assets, liabilities and equity. Its only operations are the result of intercompany activity, which is immediately dividended back to Argo-Tech.

2.  UNAUDITED FINANCIAL INFORMATION

    The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech's financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 13 weeks ended January 26, 2002 are not necessarily indicative of the results to be expected for the full year.

3.  INVENTORIES

    Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

                                                     January 26,  October 27,
                                                        2002        2001

          Finished goods                              $  1,996    $  2,100
          Work-in-process and purchased parts           20,187      17,696
          Raw materials and supplies                    13,237      12,975
                                                      --------    --------
                   Total                                35,420      32,771
          Reserve for excess and obsolete inventory     (3,507)     (3,910)
                                                      --------    --------

          Inventories - net                           $ 31,913    $ 28,861
                                                      ========    ========

4.  INTANGIBLE ASSETS

    The following is a summary of intangible assets, other than goodwill, as of January 26, 2002 (in thousands):

                                       Gross Amount     Accumulated Amortization
          Intangible assets:
             Contracts                      $17,100            $ 7,410
             Spare parts annuity             38,200              7,277
             Patents                            387                108
                                            -------            -------
                   Total                    $55,687            $14,795
                                            =======            =======


5.  CONTINGENCIES

    Environmental Matters - The soil and groundwater at Argo-Tech's Cleveland, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech's management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

    Other Matters - Argo-Tech is subject to various legal actions and other contingencies arising in the ordinary course of business. In the opinion of Argo-Tech's management, after reviewing the information which is currently available with respect to such matters and consulting with Argo-Tech's legal counsel, any liability which may ultimately be incurred with respect to these additional matters is not expected to materially affect Argo-Tech's financial condition, results of operations or liquidity.


6.  SEGMENT INFORMATION

    Argo-Tech operates in two business segments: Aerospace and Industrial. Aerospace includes the design, manufacture and distribution of aviation products throughout the world consisting of aircraft fuel pumps, fuel flow related products found on a plane's airframe and aerial refueling systems. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling system valves and related components, industrial marine cryogenic pumps for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

    Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

    The following table presents revenues and other financial information by business segment (in thousands):

                     13 WEEK PERIOD ENDED JANUARY 26, 2002

                               Aerospace    Industrial   Corporate  Consolidated
                               ---------    ----------   ---------  ------------
Net revenues                        $27,498     $7,693    $   -       $35,191

Operating profit (loss)               7,416        132      (207)       7,341
Amortization of intangible assets                                         854
                                                                      -------
Income from operations                                                  6,487
Interest expense                                                        5,591
Other, net                                                                (16)
                                                                      -------
Income before income taxes                                            $   912
                                                                      =======

Capital expenditures                    129         84                    213
Depreciation                            722        338       213        1,273
Compensation expense recognized
 in connection with employee
 stock ownership plan                   560         70                    630



                      13 WEEK PERIOD ENDED JANUARY 27, 2001

                               Aerospace    Industrial   Corporate  Consolidated
                               ---------    ----------   ---------  ------------
Net revenues                        $29,260     $6,068    $   -       $35,328

Operating profit (loss)               7,661       (598)     (258)       6,805
Amortization of intangible assets                                       1,879
                                                                      -------
Income from operations                                                  4,926
Interest expense                                                        6,511
Other, net                                                               (117)
                                                                      -------
Loss before income taxes                                              $(1,468)
                                                                      =======
Capital expenditures                     94         61                    155
Depreciation                            772        375       238        1,385
Compensation expense recognized
 in connection with employee
 stock ownership plan                   740        100                    840

7.  OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of the interest rate swaps (in thousands).

                                                                       13 weeks ended
                                                                   January 26, January 27,
                                                                        2002       2001

          Net income (loss)                                          $ 1,054    $(1,092)
          Other comprehensive income (loss):
              Foreign currency translation adjustment                   (204)        83
              Cumulative effect of accounting change                                284
              Change in fair market value of interest rate swaps                   (280)
                                                                     -------    -------
          Other comprehensive income (loss) before tax                  (204)        87
          Income tax expense related to other comprehensive income                   (2)
                                                                     -------    -------
          Other comprehensive income (loss), net of tax                 (204)        85
                                                                     -------    -------
          Comprehensive income (loss)                                $   850    $(1,007)
                                                                     =======    =======


8.  NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" as of October 28, 2001. Under this statement, goodwill and other intangibles determined to have an infinite life are no longer amortized; however, these assets are to be reviewed for impairment on a periodic basis. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test would be recorded as a cumulative effect of a change in accounting principle for the quarter ended January 26, 2002. Subsequent impairment losses will be reflected in operating income or loss in the consolidated statements of operations.

    Upon adoption of SFAS No. 142, $2.4 million related to the unamortized portion of the intangible asset, workforce in place, was reclassified from intangible assets to goodwill and the related long-term deferred tax liability of $1.0 million was reclassified to shareholders' equity/(deficiency). The following pro forma information shows what income would have been had SFAS No. 142 been in effect as of October 29, 2000:

                                                           13 weeks ended
                                                     January 26,     January 27,
                                                        2002            2001

          Net income (loss) as reported                $ 1,054        $(1,092)
          Add amortization expense:
             Goodwill                                                     872
             Workforce in place, net of tax of $61                         92
                                                       -------        -------
          Adjusted net income (loss)                   $ 1,054        $  (128)
                                                       =======        =======

     In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for the Company's fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This statement improves the financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for the Company's fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on the Company's consolidated financial statements.


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


RESULTS OF OPERATIONS FOR THE 13 WEEK PERIOD ENDED JANUARY 26, 2002 COMPARED WITH THE 13 WEEK PERIOD ENDED JANUARY 27, 2001

         Net revenues for the 13 week period ended January 26, 2002 decreased $0.1 million, or 0.3%, to $35.2 million from $35.3 million for the 13 week period ended January 27, 2001. This decrease was primarily due to a decrease in aerospace revenues of $1.7 million offset by a $1.6 million increase in industrial revenues. The decrease in aerospace revenues was attributable to a decrease in commercial revenues of $3.8 million offset by an increase of $2.1 million in military revenues. Commercial OEM revenues decreased $2.0 million, or 30.3%, to $4.6 million and commercial aftermarket revenues decreased $1.8 million, or 9.8%, to $16.5 million in the 13 week period ended January 26, 2002. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales as a result of the reduced flying capacity of the major U.S commercial airlines offset by a slight increase in demand for spare parts by our international distributor. Military revenues increased primarily due to revenue related to increased sales of F-16 and F-22 airframe components, F-18E/F 480 gallon fuel tank components and a higher rate of purchases of aftermarket parts and overhaul services on a variety of aerial refueling and airframe programs. Industrial revenues increased $1.6 million, primarily due to an increase in cryogenic pump OEM and aftermarket revenues and slight increases in ground fueling and industrial gas turbine revenues.

         Gross profit for the 13 week period ended January 26, 2002 increased $1.1 million, or 7.6%, to $15.6 million from $14.5 million in the 13 week period ended January 27, 2001. Gross margin increased to 44.3% for the 13 week period ended January 26, 2002 from 41.1% in the 13 week period ended January 27, 2001.

The increase in gross profit and gross margin is primarily due to a more favorable sales mix of aerospace revenues and an increase in industrial revenues.

         Operating expenses for the 13 week period ended January 26, 2002 decreased $0.5 million, or 5.2%, to $9.1 million from $9.6 million in the 13 week period ended January 27, 2001. This decrease is primarily due to the cessation of goodwill and workforce in place amortization of $1.0 million as a result of adopting SFAS No. 142 on October 28, 2001, offset by an increase in research and development expenses. Operating expenses as a percent of revenues were 25.9% for the 13 week period ended January 26, 2002 as compared to 27.2% for the 13 week period ended January 27, 2001.

         Income from operations for the 13 week period ended January 26, 2002 increased $1.6 million, or 32.7%, to $6.5 million from $4.9 million in the 13 week period ended January 27, 2001. As a percent of revenues, income from operations for the 13 week period ended January 26, 2002 increased to 18.5% from 13.9% for the 13 week period ended January 27, 2001. The increase was due to a more favorable sale mix of higher margin aerospace products and decreased operating expenses.

         Interest expense decreased $0.9 million, or 13.8%, to $5.6 million for the 13 week period ended January 26, 2002 from $6.5 million in the 13 week period ended January 27, 2001 due to lower outstanding borrowings and lower interest rates on the term loans.

         The income tax benefit for the 13 week period ended January 26, 2002 decreased $0.3 million, or 75.0%, to $0.1 million from $0.4 million in the 13 week period ended January 27, 2001. This decrease is primarily due to the increase in income before taxes in the 13 week period ended January 27, 2001 as compared to the loss before taxes in the 13 week period ended January 27, 2001 offset by an increased tax benefit of the foreign sales corporation.

         Net income for the 13 week period ended January 26, 2002 increased $2.1 million, to $1.0 million, from a loss of $1.1 million for the 13 week period ended January 27, 2001 primarily due to the revenue and expense factors discussed above.


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

         Cash and cash equivalents for the period ended January 26, 2002 increased $5.4 million to $13.5 million. This was primarily due to improved operating income, a decrease in accounts receivable and an increase in accrued and other liabilities offset by an increase in inventory and prepaid expenses and a decrease in accounts payable along with the scheduled repayment of the term loans.

         Capital expenditures for both of the 13 week periods ended January 26, 2002 and January 27, 2001 totaled $0.2 million. Argo-Tech expects to incur capital expenditures of approximately $2.6 million for the remainder of fiscal year 2002, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

         Long-term debt at January 26, 2002 consisted of $55.8 million principal amount of term loans and $193.0 million principal amount of senior subordinated notes. A scheduled payment of $4.7 million was made on the term loans in the 13 week period ended January 26, 2002. Argo-Tech has available, after $1.0 million of letters of credit, a $19.0 million revolving credit facility. As of January 26, 2002, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech's subsidiaries to make distributions to Argo-Tech.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management's Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech's future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech's dependence on the aerospace industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with its workforce, suppliers, and future acquisitions.



ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         In the ordinary course of operations, Argo-Tech's major market risk exposure is to changing interest rates. Argo-Tech's exposure to changes in interest rates relates primarily to its long-term debt obligations. At January 26, 2002, Argo-Tech had fixed rate debt totaling $195.0 million, including $2.0 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $55.8 million calculated at Argo-Tech's choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech's financial condition, results of operations or cash flows.




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


Date:  March 8, 2002            ARGO-TECH CORPORATION



                            By: /s/ Frances S. St. Clair
                                    --------------------
                                    Frances S. St. Clair
                                    Vice President and Chief Financial Officer
                                    (Duly Authorized Officer)



                            By: /s/ Paul A. Sklad
                                ----------------
                                    Paul A. Sklad
                                    Controller
                                    (Principal Accounting Officer)