Form 10-Q
period 2002-04-27
ARGO TECH CORP
filed 2002-06-10
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 27, 2002, or

_	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

INDEX

Page No.

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Financial Statements

Consolidated Balance Sheets as of April 27, 2002 and October 27, 2001	3

Consolidated Statements of Net Income for the 26 weeks and 13 weeks ended April 27, 2002 and April 28, 2001	4

Consolidated Statements of Cash Flows for the 26 weeks ended April 27, 2002 and April 28, 2001	5

Notes to Consolidated Financial Statements	6 — 10

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 — 13

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	14

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K	14

Signature	15

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
APRIL 27, 2002 AND OCTOBER 27, 2001
(In thousands, except share data)

	2002	2001

ASSETS	(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$9,609	$8,057

Receivables, net	23,972	32,051

Income tax receivable	3,576	3,885

Inventories	29,580	28,861
Deferred income taxes and prepaid expenses	6,160	5,648

Total current assets	72,897	78,502

PROPERTY AND EQUIPMENT, net of accumulated depreciation	27,199	29,027

GOODWILL, net of accumulated amortization	111,335	108,933

INTANGIBLE ASSETS, net of accumulated amortization	40,038	44,145

OTHER ASSETS	11,562	12,967

Total Assets	$263,031	$273,574

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$18,612	$18,612

Accounts payable	3,628	4,840

Accrued liabilities	16,740	19,146

Total current liabilities	38,980	42,598

LONG-TERM DEBT, net of current maturities	225,598	234,768

OTHER NONCURRENT LIABILITIES	22,663	24,333

Total Liabilities	287,241	301,699

REDEEMABLE ESOP STOCK	17,737	18,194

Unearned ESOP stock	(3,360)	(4,200)

	14,377	13,994

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated comprehensive loss	(2,041)	(1,948)
Accumulated deficit	(36,546)	(40,171)

Total shareholders’ equity/(deficiency)	(38,587)	(42,119)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$263,031	$273,574

     The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands)
UNAUDITED

	26 Weeks Ended		13 Weeks Ended

	April 27, 2002	April 28, 2001	April 27, 2002	April 28, 2001

Net revenues	$74,537	$80,012	$39,346	$44,684

Cost of revenues	41,853	44,576	22,277	23,762

Gross profit	32,684	35,436	17,069	20,922

Selling, general and administrative	11,772	11,203	6,207	5,773

Research and development	6,063	5,103	3,354	2,824

Amortization of intangible assets	1,708	3,757	854	1,878

Operating expenses	19,543	20,063	10,415	10,475

Income from operations	13,141	15,373	6,654	10,447

Interest expense	10,857	12,641	5,266	6,130

Other, net	(66)	(224)	(50)	(107)

Income before income taxes	2,350	2,956	1,438	4,424

Income tax provision	94	1,305	236	1,681

Net income	$2,256	$1,651	$1,202	$2,743

     The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEKS ENDED APRIL 27, 2002 AND APRIL 28, 2001

(In thousands)
UNAUDITED

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,256	$1,651

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,484	2,794

Amortization of intangible assets and deferred financing costs	2,733	4,826

Accretion of bond discount	135	122

Compensation expense recognized in connection with employee stock ownership plan	1,260	1,680

Deferred income taxes	(1,131)	(546)

Changes in operating assets and liabilities:

Receivables	8,388	440

Inventories	(719)	(1,322)

Prepaid expenses	(450)	(823)

Accounts payable	(1,212)	(314)

Accrued and other liabilities	(1,963)	(1,920)

Other, net	226	(229)

Net cash provided by operating activities	12,007	6,359

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(656)	(827)

Net cash used in investing activities	(656)	(827)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(9,306)	(4,655)

Purchase of AT Holdings stock from former ESOP participants	(458)	(1,340)

Dividend	(35)	(40)

Net cash used in financing activities	(9,799)	(6,035)

CASH AND CASH EQUIVALENTS:

Net increase (decrease) for the period	1,552	(503)

Balance, Beginning of period	8,057	5,174

Balance, End of period	$9,609	$4,671

     The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEKS ENDED APRIL 27, 2002 AND APRIL 28, 2001

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

Argo-Tech Corporation is a parent, holding company with four wholly-owned operating subsidiaries that guarantee Argo-Tech’s senior subordinated notes. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior subordinated notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors. All of Argo-Tech’s subsidiaries are guarantors except one wholly-owned subsidiary that has inconsequential assets, liabilities and equity. Its only operations are the result of intercompany activity, which is immediately dividended back to Argo-Tech.

2.	UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 26 weeks and 13 weeks ended April 27, 2002 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	April 27,	October 27,
	2002	2001

Finished goods	$1,808	$2,100

Work-in-process and purchased parts	18,427	17,696

Raw materials and supplies	12,981	12,975

Total	33,216	32,771

Reserve for excess and obsolete inventory	(3,636)	(3,910)

Inventories — net	$29,580	$28,861

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	April 27, 2002		October 27, 2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:

Contracts	$17,100	$7,838	$17,100	$6,983

Spare parts annuity	38,200	7,697	38,200	6,857

Patents	387	114	387	102

Workforce-in-place	—	—	4,900	2,500

Total	$55,687	$15,649	$60,587	$16,442

Amortization expense recorded on the intangible assets for the 13 week and 26 week periods ended April 27, 2002 was $0.8 million and $1.7 million, respectively, and for the 13 week and 26 week periods ended April 28, 2001 was $1.0 million and $2.0 million, respectively. The reduction in the gross carrying amount and accumulated amortization in the table above reflect the removal of the intangible asset, workforce in place, which was reclassified from intangible assets to goodwill upon the adoption of SFAS No. 142. The estimated amortization expense for each of the five succeeding fiscal years 2002 through 2006 is $3.4 million, respectively.

5.	CONTINGENCIES

Environmental Matters — The soil and groundwater at Argo-Tech’s Cleveland, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended April 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$30,948	$8,398	$—	$39,346

Operating profit(loss)	7,963	291	(746)	7,508

Amortization of intangible assets				854

Income from operations				6,654

Interest expense				5,266

Other, net				(50)

Income before income taxes				$1,438

Capital expenditures	255	188		443

Depreciation	696	343	172	1,211

Compensation expense recognized in connection with employee stock ownership plan	560	70		630

13 Week Period Ended April 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$37,211	$7,473	$—	$44,684

Operating profit(loss)	13,050	(474)	(251)	12,325

Amortization of intangible assets				1,878

Income from operations				10,447

Interest expense				6,130

Other, net				(107)

Income before income taxes				$4,424

Capital expenditures	541	131		672

Depreciation	803	369	237	1,409

Compensation expense recognized in connection with employee stock ownership plan	742	98		840

26 Week Period Ended April 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$58,446	$16,091	$—	$74,537

Operating profit(loss)	15,379	423	(953)	14,849

Amortization of intangible assets				1,708

Income from operations				13,141

Interest expense				10,857

Other, net				(66)

Income before income taxes				$2,350

Capital expenditures	384	272		656

Depreciation	1,418	681	385	2,484

Compensation expense recognized in connection with employee stock ownership plan	1,120	140		1,260

26 Week Period Ended April 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$66,471	$13,541	$—	$80,012

Operating profit(loss)	20,711	(1,072)	(509)	19,130

Amortization of intangible assets				3,757

Income from operations				15,373

Interest expense				12,641

Other, net				(224)

Income before income taxes				$2,956

Capital expenditures	635	192		827

Depreciation	1,575	744	475	2,794

Compensation expense recognized in connection with employee stock ownership plan	1,482	198		1,680

7.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of the interest rate swaps (in thousands).

	26 weeks ended		13 weeks ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income	$2,256	$1,651	$1,202	$2,743

Other comprehensive income (loss):

Foreign currency translation adjustment	(93)	138	111	55

Cumulative effect of accounting change		284

Change in fair market value of interest rate swaps		(419)		(139)

Other comprehensive income (loss) before tax	(93)	3	111	(84)
Income tax benefit related to other comprehensive income (loss)		54		56

Other comprehensive income (loss), net of tax	(93)	57	111	(28)

Comprehensive income	$2,163	$1,708	$1,313	$2,715

8.	NEW ACCOUNTING PRONOUNCEMENTS

Argo-Tech adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” as of October 28, 2001. Under this statement, goodwill and other intangibles determined to have an infinite life are no longer amortized; however, these assets are to be reviewed for impairment on a periodic basis. The initial step of the transitional impairment test is to be completed within six months of adoption of SFAS No. 142 and the final step of the transitional impairment test, if required, is to be completed by the end of the fiscal year. Argo-Tech tested goodwill for impairment during the second fiscal quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment to be recorded upon the adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, $2.4 million related to the unamortized portion of the intangible asset, workforce in place, was reclassified from intangible assets to goodwill and the related long-term deferred tax liability of $1.0 million was reclassified to shareholders’ equity/(deficiency). The following pro forma information shows what income would have been had SFAS No. 142 been in effect as of October 29, 2000:

	26 weeks ended		13 weeks ended

	April 27,	April 28,	April 27,	April 28,
	2002	2001	2002	2001

Net income as reported	$2,256	$1,651	$1,202	$2,743

Add amortization expense:

Goodwill		1,744		872

Workforce in place, net of tax of $122 and $61		184		92

Adjusted net income	$2,256	$3,579	$1,202	$3,707

In June, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for Argo-Tech’s fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for Argo-Tech’s fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

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

Results of Operations for the 13 Week Period Ended April 27, 2002 Compared With
the 13 Week Period Ended April 28, 2001

     Net revenues for the 13 week period ended April 27, 2002 decreased $5.3 million, or 11.9%, to $39.3 million from $44.7 million for the 13 week period ended April 28, 2001. This decrease was primarily due to a decrease in aerospace revenues of $6.2 million offset by an increase of $0.9 million in industrial revenues. The decrease in aerospace revenues was attributable to a decrease of $8.1 million of commercial aerospace revenues offset by an increase of $1.9 million in military revenues. Commercial OEM revenues decreased $2.4 million, or 29.6%, to $5.7 million and commercial aftermarket revenues decreased $5.7 million, or 24.5%, to $17.6 million in the 13 week period ended April 27, 2002. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers in response to decreasing aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales as a result of the reduced flying capacity of commercial airlines. Military revenues increased primarily due to revenue related to increased sales of F-15 and F-16 airframe components and higher sales of aftermarket parts on a variety of aerial refueling and airframe programs. The $0.9 million increase in industrial revenues was primarily attributable to increased ground fueling revenues offset by a slight decrease in cryogenic pump and industrial gas turbine revenues.

     Gross profit for the 13 week period ended April 27, 2002 decreased $3.8 million, or 18.2%, to $17.1 million from $20.9 million in the 13 week period ended April 28, 2001. Gross margin decreased to 43.5% for the 13 week period ended April 27, 2002 from 46.8% in the 13 week period ended April 28, 2001. The decrease in gross profit and gross margin is primarily due to the decrease of higher margin commercial aerospace aftermarket revenues and the lower absorption of fixed manufacturing overhead.

     Operating expenses for the 13 week period ended April 27, 2002 decreased $0.1 million, or 1.0%, to $10.4 million from $10.5 million in the 13 week period ended April 28, 2001. This decrease is primarily attributable to the cessation of goodwill and workforce in place amortization of $1.0 million as a result of adopting SFAS No. 142 on October 28, 2001, offset by an increase in research and development expenses and selling, general and administrative expenses, which includes a non-cash expense of $0.6 million related to a salaried employee early retirement program. Operating expenses as a percent of revenues increased to 26.5% for the 13 week period ended April 27, 2002 as compared to 23.5% for the 13 week period ended April 28, 2001.

     Income from operations for the 13 week period ended April 27, 2002 decreased $3.7 million, or 35.6%, to $6.7 million from $10.4 million in the 13 week period ended April 28, 2001. As a percent of revenues, income from operations for the 13 week period ended April 27, 2002 decreased to 17.0% from 23.3% for the 13 week period ended April 28, 2001. These decreases were primarily due to the decreased sales of higher margin commercial aerospace aftermarket revenues and the lower absorption of fixed manufacturing overhead.

     Interest expense for the 13 week period ended April 27, 2002 decreased $0.8 million, or 13.1%, to $5.3 million from $6.1 million for the 13 week period ended April 28, 2001 due to lower outstanding borrowings and lower interest rates on the term loans.

     The income tax provision for the 13 week period ended April 27, 2002 decreased $1.5 million to $0.2 million from $1.7 million in the 13 week period ended April 28, 2001. This decrease is due to a lower level of taxable income in the 13 week period ended April 27, 2002 as compared to the 13 week period ended April 28, 2001.

     Net income for the 13 week period ended April 27, 2002 decreased $1.5 million to $1.2 million from $2.7 million for the 13 week period ended April 28, 2001 primarily due to the revenue and expense factors discussed above.

Results of Operations for the 26 Week Period Ended April 27, 2002 Compared With
the 26 Week Period Ended April 28, 2001

     Net revenues for the 26 week period ended April 27, 2002 decreased $5.5 million, or 6.9%, to $74.5 million from $80.0 million for the 26 week period ended April 28, 2001. This decrease was primarily due to a decrease in aerospace revenues of $8.0 million offset by a $2.5 million increase in industrial revenues. The decrease in aerospace revenues was attributable to a decrease of $12.0 million of commercial aerospace revenues offset by an increase of $4.0 million in military revenues. Commercial OEM revenues decreased $4.4 million, or 29.7%, to $10.4 million and commercial aftermarket revenues decreased $7.6 million, or 18.3%, to $34.0 million in the 26 week period ended April 27, 2002. Commercial OEM revenues decreased as a result of lower overall engine requirements from our customers in response to reduced aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in demand for spare part sales as a result of the reduced flying capacity of commercial airlines and a slight decrease in repair and overhaul services. Military revenues increased primarily due to revenue related to increased sales of F-15, F-16 and F-22 airframe components, F-18E/F 480 gallon fuel tank components and higher sales of aftermarket parts and overhaul services on a variety of aerial refueling and airframe programs. Industrial revenues increased $2.5 million, primarily due to an increase in ground fueling and cryogenic pump revenues.

     Gross profit for the 26 week period ended April 27, 2002 decreased $2.7 million, or 7.6%, to $32.7 million from $35.4 million in the 26 week period ended April 28, 2001. Gross margin decreased to 43.9% for the 26 week period ended April 27, 2002 from 44.3% in the 26 week period ended April 28, 2001. The decrease in gross profit and gross margin is primarily due to the decrease in higher margin commercial aerospace aftermarket revenues and lower absorption of fixed manufacturing overhead offset by an increase in industrial revenues.

     Operating expenses for the 26 week period ended April 27, 2002 decreased $0.4 million, or 2.0%, to $19.6 million from $20.0 million in the 26 week period ended April 28, 2001. This decrease is primarily attributable to the cessation of goodwill and workforce in place amortization of $2.0 million as a result of adopting SFAS No. 142 on October 28, 2001, offset by an increase in research and development expenses and selling, general and administrative expenses, which includes a non-cash expense of $0.6 million related to a salaried employee early retirement program. Operating expenses as a percent of revenues increased to 26.3% for the 26 week period ended April 27, 2002 as compared to 25.0% for the 26 week period ended April 28, 2001.

     Income from operations for the 26 week period ended April 27, 2002 decreased $2.3 million, or 14.9%, to $13.1 million from $15.4 million in the 26 week period ended April 28, 2001. As a percent of revenues, income from operations for the 26 week period ended April 27, 2002 decreased to 17.6% from 19.3% for the 26 week period ended April 28, 2001. These decreases were due to the decrease in higher margin commercial aerospace aftermarket revenues and lower absorption of fixed manufacturing overhead offset by an increase in industrial revenues and lower operating expenses.

     Interest expense for the 26 week period ended April 27, 2002 decreased $1.8 million, or 14.3%, to $10.8 million from $12.6 million for the 26 week period ended April 28, 2001 due to lower outstanding borrowings and lower interest rates on the term loans.

     The income tax provision for the 26 week period ended April 27, 2002 decreased $1.2 million to $0.1 million from $1.3 million in the 26 week period ended April 28, 2001. This decrease is due to a lower level of taxable income for the 26 week period ended April 27, 2002 as compared to the 26 week period ended April 28, 2001 and a slightly higher tax benefit of the foreign sales corporation.

     Net income for the 26 week period ended April 27, 2002 increased $0.6 million, or 35.3%, to $2.3 million from $1.7 million for the 26 week period ended April 28, 2001 primarily due to the revenue and expense factors discussed above.

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

     Cash and cash equivalents for the 26 week period ended April 27, 2002 increased $1.6 million to $9.6 million. This was primarily due to operating income and a decrease in accounts receivable offset by the scheduled repayment of the term loans, the purchase of stock from former ESOP participants, an increase in inventory and a decrease in accounts payable and accrued and other liabilities.

     Capital expenditures for the 26 weeks ended April 27, 2002 totaled $0.7 million compared to $0.8 million for the 26 weeks ended April 28, 2001. Argo-Tech expects to incur capital expenditures of approximately $1.4 million for the remainder of fiscal year 2002, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

     Long-term debt at April 27, 2002 consisted of $51.1 million principal amount of term loans and $193.1 million principal amount of senior subordinated notes. Scheduled payments of $9.3 million were made on the term loans in the 26 week period ended April 27, 2002. Argo-Tech has available, after $1.1 million in letters of credit, an $18.9 million revolving credit facility. As of April 27, 2002, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At April 27, 2002, Argo-Tech had fixed rate debt totaling $195 million, including $1.9 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $51.1 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibits — None

Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 10, 2002	ARGO-TECH CORPORATION

By: /s/ Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

By: /s/ Paul A. Sklad Paul A. Sklad Controller (Principal Accounting Officer)