Form 10-Q
period 2002-07-27
ARGO TECH CORP
filed 2002-09-10
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended July 27, 2002, or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

         As of September 1, 2002, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements

Consolidated Balance Sheets as of July 27, 2002 and October 27, 2001	3

Consolidated Statements of Net Income for the 39 week period and 13 week period ended July 27, 2002 and July 28, 2001	4

Consolidated Statements of Cash Flows for the 39 week period ended July 27, 2002 and July 28, 2001	5

Notes to Consolidated Financial Statements	6 - 10

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

Item 3 - Quantitative and Qualitative Disclosure about Market Risk	14

Item 4 – Controls and Procedures	14

PART II — OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K	15

Signature	16

Certifications	17 - 19

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JULY 27, 2002 AND OCTOBER 27, 2001
(In thousands, except share data)

	2002	2001

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$18,061	$8,057

Receivables, net	21,012	32,051

Income tax receivable	3,576	3,885

Inventories	27,649	28,861

Deferred income taxes and prepaid expenses	5,829	5,648

Total current assets	76,127	78,502

PROPERTY AND EQUIPMENT, net of accumulated depreciation	26,404	29,027

GOODWILL, net of accumulated amortization	110,368	108,933

INTANGIBLE ASSETS, net of accumulated amortization	39,185	44,145

OTHER ASSETS	11,081	12,967

Total Assets	$263,165	$273,574

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$18,612	$18,612

Accounts payable	3,453	4,840

Accrued liabilities	22,238	19,146

Total current liabilities	44,303	42,598

LONG-TERM DEBT, net of current maturities	221,015	234,768

OTHER NONCURRENT LIABILITIES	21,883	24,333

Total Liabilities	287,201	301,699

REDEEMABLE ESOP STOCK	17,668	18,194

Unearned ESOP stock	(2,940)	(4,200)

	14,728	13,994

SHAREHOLDERS’ EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated other comprehensive loss	(1,955)	(1,948)

Accumulated deficit	(36,809)	(40,171)

Total shareholders’ equity/(deficiency)	(38,764)	(42,119)

Total Liabilities and Shareholders’ Equity/(Deficiency)	$263,165	$273,574

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands)
UNAUDITED

	39 Week Period Ended		13 Week Period Ended

	July 27, 2002	July 28, 2001	July 27, 2002	July 28, 2001

Net revenues	$112,261	$124,086	$37,724	$44,074

Cost of revenues	64,478	67,852	22,625	23,276

Gross profit	47,783	56,234	15,099	20,798

Selling, general and administrative	17,597	17,423	5,825	6,220

Research and development	8,766	7,633	2,703	2,530

Amortization of intangible assets	2,561	5,636	853	1,879

Operating expenses	28,924	30,692	9,381	10,629

Income from operations	18,859	25,542	5,718	10,169

Interest expense	16,179	18,643	5,322	6,002

Other, net	(14)	(104)	52	120

Income before income taxes	2,694	7,003	344	4,047

Income tax (benefit) / provision	(70)	2,565	(164)	1,260

Net income	$2,764	$4,438	$508	$2,787

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEK PERIOD ENDED JULY 27, 2002 AND JULY 28, 2001

(In thousands)
UNAUDITED

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,764	$4,438

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,678	4,175

Amortization of intangible assets and deferred financing costs	4,099	7,240

Accretion of bond discount	206	188

Compensation expense recognized in connection with employee stock ownership plan	1,892	2,520

Compensation expense recognized in connection with stock options	—	526

Deferred income taxes	(1,279)	(1,392)

Changes in operating assets and liabilities:

Receivables	11,348	(132)

Inventories	1,212	(2,200)

Prepaid expenses	(9)	(184)

Accounts payable	(1,387)	(710)

Accrued and other liabilities	2,816	2,624

Other, net	240	(716)

Net cash provided by operating activities	25,580	16,377

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,055)	(1,245)

Net cash used in investing activities	(1,055)	(1,245)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(13,959)	(6,981)

Purchase of AT Holdings stock from former ESOP participants	(527)	(1,602)

Dividend	(35)	(40)

Net cash used in financing activities	(14,521)	(8,623)

CASH AND CASH EQUIVALENTS:

Net increase for the period	10,004	6,509

Balance, Beginning of period	8,057	5,174

Balance, End of period	$18,061	$11,683

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 39 WEEK PERIOD ENDED JULY 27, 2002 AND JULY 28, 2001
UNAUDITED

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	July 27,	October 27,
	2002	2001

Finished goods	$1,710	$2,100

Work-in-process and purchased parts	17,850	17,696

Raw materials and supplies	12,269	12,975

Total	31,829	32,771

Reserve for excess and obsolete inventory	(4,180)	(3,910)

Inventories — net	$27,649	$28,861

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	July 27, 2002		October 27, 2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:

Contracts	$17,100	$8,265	$17,100	$6,983

Spare parts annuity	38,200	8,117	38,200	6,857

Patents	387	120	387	102

Workforce-in-place	—	—	4,900	2,500

Total	$55,687	$16,502	$60,587	$16,442

Amortization expense recorded on the intangible assets for the 13 week and 39 week periods ended July 27, 2002 was $0.9 million and $2.5 million, respectively, and for the 13 week and 39 week periods ended July 28, 2001 was $1.0 million and $3.0 million, respectively. The reduction in the gross carrying amount and accumulated amortization in the table above reflect the removal of the intangible asset, workforce in place, which was reclassified from intangible assets to goodwill upon the adoption of SFAS No. 142. The estimated amortization expense for each of the five succeeding fiscal years 2002 through 2006 is $3.4 million per year.

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ending July 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$28,808	$8,916	$—	$37,724

Operating profit (loss)	6,040	711	(180)	6,571

Amortization of intangible assets				853

Income from operations				5,718

Interest expense				5,322

Other, net				52

Income before income taxes				$344

Capital expenditures	187	212		399

Depreciation	704	340	150	1,194

Compensation expense recognized in connection with employee stock ownership plan	571	61		632

13 Week Period Ending July 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$35,012	$9,062	$—	$44,074

Operating profit (loss)	11,797	891	(640)	12,048

Amortization of intangible assets				1,879

Income from operations				10,169

Interest expense				6,002

Other, net				120

Income before income taxes				$4,047

Capital expenditures	276	142		418

Depreciation	770	374	237	1,381

Compensation expense recognized in connection with employee stock ownership plan	759	81		840

Compensation expense recognized in connection with stock options			526	526

39 Week Period Ending July 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$87,254	$25,007	$—	$112,261

Operating profit (loss)	21,419	1,134	(1,133)	21,420

Amortization of intangible assets				2,561

Income from operations				18,859

Interest expense				16,179

Other, net				(14)

Income before income taxes				$2,694

Capital expenditures	571	484		1,055

Depreciation	2,122	1,021	535	3,678

Compensation expense recognized in connection with employee stock ownership plan	1,691	201		1,892

39 Week Period Ending July 28, 2001

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$101,483	$22,603	$—	$124,086

Operating profit (loss)	32,508	(181)	(1,149)	31,178

Amortization of intangible assets				5,636

Income from operations				25,542

Interest expense				18,643

Other, net				(104)

Income before income taxes				$7,003

Capital expenditures	911	334		1,245

Depreciation	2,345	1,118	712	4,175

Compensation expense recognized in connection with employee stock ownership plan	2,241	279		2,520

Compensation expense recognized in connection with stock options			526	526

7.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation adjustments and changes in the fair value of the interest rate swaps (in thousands).

	39 week period ended		13 week period ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net income	$2,764	$4,438	$508	$2,787

Other comprehensive income (loss):

Foreign currency translation adjustment	(7)	141	86	3

Cumulative effect of accounting change		284

Change in fair market value of interest rate swaps		(441)		(22)

Other comprehensive income (loss) before tax	(7)	(16)	86	(19)

Income tax benefit related to other comprehensive income (loss)		63		9

Other comprehensive income (loss), net of tax	(7)	47	86	(10)

Comprehensive income	$2,757	$4,485	$594	$2,777

8.	NEW ACCOUNTING PRONOUNCEMENTS

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

Upon adoption of SFAS No. 142, $2.4 million related to the unamortized portion of the intangible asset, workforce in place, was reclassified from intangible assets to goodwill along with the related long-term deferred tax liability of $1.0 million. The following pro forma information shows what income would have been had SFAS No. 142 been in effect as of October 29, 2000:

	39 week period ended		13 week period ended

	July 27,	July 28,	July 27,	July 28,
	2002	2001	2002	2001

Net income as reported	$2,764	$4,438	$508	$2,787

Add amortization expense:

Goodwill		2,616		872

Workforce in place, net of tax of $183 and $61		276		92

Adjusted net income	$2,764	$7,330	$508	$3,751

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for Argo-Tech’s fiscal year beginning October 27, 2002. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

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

Results of Operations for the 13 Week Period Ended July 27, 2002 Compared With the 13 Week Period Ended July 28, 2001

Net revenues for the 13 week period ended July 27, 2002 decreased $6.4 million, or 14.5%, to $37.7 million from $44.1 million for the 13 week period ended July 28, 2001. This decrease was primarily due to a decrease in aerospace revenues of $6.3 million and a decrease of $0.1 million in industrial revenues. The decrease in aerospace revenues was attributable to a decrease of $9.3 million of commercial aerospace revenues offset by an increase of $3.0 million in military revenues. Commercial OEM revenues decreased $2.5 million, or 34.2%, to $4.8 million and commercial aftermarket revenues decreased $6.8 million, or 31.6%, to $14.7 million in the 13 week period ended July 27, 2002. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers in response to decreasing aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul services as a result of the reduced flying capacity of commercial airlines. Military revenues increased primarily due to revenue related to increased sales of KC-135 aerial refueling pumps, F-22 airframe components and higher sales of aftermarket parts on a variety of aerial refueling and airframe programs. The $0.1 million decrease in industrial revenues was primarily attributable to decreased ground fueling and industrial gas turbine revenues offset by an increase in cryogenic pump revenues.

Gross profit for the 13 week period ended July 27, 2002 decreased $5.7 million, or 27.4%, to $15.1 million from $20.8 million in the 13 week period ended July 28, 2001. Gross margin decreased to 40.0% for the 13 week period ended July 27, 2002 from 47.2% for the 13 week period ended July 28, 2001. The decrease in gross profit and gross margin is primarily due to the decrease of higher margin commercial aerospace aftermarket revenues, a $0.6 million reserve for potential losses for inventory on hand and termination claims relating to the bankruptcy of a former airframe customer, and the lower absorption of fixed manufacturing overhead.

Operating expenses for the 13 week period ended July 27, 2002 decreased $1.2 million, or 11.3%, to $9.4 million from $10.6 million in the 13 week period ended July 28, 2001. This decrease is primarily attributable to the cessation of goodwill and workforce in place amortization of $1.0 million as a result of adopting SFAS No. 142 on October 28, 2001 and a reduction of general and administrative expenses, offset by a slight increase in research and development expenses. Operating expenses as a percent of revenues increased to 24.9% for the 13 week period ended July 27, 2002 as compared to 24.0% for the 13 week period ended July 28, 2001.

Income from operations for the 13 week period ended July 27, 2002 decreased $4.5 million, or 44.1%, to $5.7 million from $10.2 million in the 13 week period ended July 28, 2001. As a percent of revenues, income from operations for the 13 week period ended July 27, 2002 decreased to 15.1% from 23.1% for the 13 week period ended July 28, 2001. These decreases were primarily due to the decreased sales of higher margin commercial aerospace aftermarket revenues, a $0.6 million reserve for potential losses for inventory on hand and termination claims relating to the bankruptcy of a former airframe customer, and the lower absorption of fixed manufacturing overhead.

Interest expense for the 13 week period ended July 27, 2002 decreased $0.7 million, or 11.7%, to $5.3 million from $6.0 million for the 13 week period ended July 28, 2001 due to lower outstanding borrowings and lower interest rates on the term loans.

The income tax provision for the 13 week period ended July 27, 2002 decreased $1.5 million to a benefit of $0.2 million from an expense of $1.3 million in the 13 week period ended July 28, 2001. This decrease is primarily due to a lower pre-tax income of $0.5 million (adjusted for non-deductible ESOP expense) in the 13 week period ended July 27, 2002 as compared to $6.0 million (adjusted for SFAS No. 142, non-recurring stock option expense and non-deductible ESOP expense) for the 13 week period ended July 28, 2001 offset by the favorable effect of tax benefits related to the extraterritorial income exclusion on foreign sales, research and development tax credits and a decrease in the favorable adjustments of prior years’ tax accruals related to permanent differences.

Net income for the 13 week period ended July 27, 2002 decreased $2.3 million to $0.5 million from $2.8 million for the 13 week period ended July 28, 2001 primarily due to the revenue and expense factors discussed above.

Results of Operations for the 39 Week Period Ended July 27, 2002 Compared With the 39 Week Period Ended July 28, 2001

Net revenues for the 39 week period ended July 27, 2002 decreased $11.8 million, or 9.5%, to $112.3 million from $124.1 million for the 39 week period ended July 28, 2001. This decrease was primarily due to a decrease in aerospace revenues of $14.2 million offset by a $2.4 million increase in industrial revenues. The decrease in aerospace revenues was attributable to a decrease of $21.2 million of commercial aerospace revenues offset by an increase of $7.0 million in military revenues. Commercial OEM revenues decreased $6.9 million, or 31.2%, to $15.2 million and commercial aftermarket revenues decreased $14.3 million, or 22.6%, to $48.8 million in the 39 week period ended July 27, 2002. Commercial OEM revenues decreased as a result of lower overall engine requirements from our customers in response to reduced aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in demand for spare part sales as a result of the reduced flying capacity of commercial airlines and a slight decrease in repair and overhaul services. Military revenues increased primarily due to revenue related to increased sales of KC-135 aerial refueling pumps, F-15, F-16 and F-22 airframe components, F-18E/F 480 gallon fuel tank components and higher sales of aftermarket parts and overhaul services on a variety of aerial refueling and airframe programs. Industrial revenues increased $2.4 million, primarily due to an increase in ground fueling and cryogenic pump revenues offset by a slight decrease in industrial gas turbine revenues.

Gross profit for the 39 week period ended July 27, 2002 decreased $8.4 million, or 14.9%, to $47.8 million from $56.2 million in the 39 week period ended July 28, 2001. Gross margin decreased to 42.6% for the 39 week period ended July 27, 2002 from 45.3% in the 39 week period ended July 28, 2001. The decrease in gross profit and gross margin is primarily due to the decrease in higher margin commercial aerospace aftermarket revenues, a $0.6 million reserve for potential losses for inventory on hand and termination claims relating to the bankruptcy of a former airframe customer, and lower absorption of fixed manufacturing overhead offset by an increase in industrial revenues.

Operating expenses for the 39 week period ended July 27, 2002 decreased $1.8 million, or 5.9%, to $28.9 million from $30.7 million in the 39 week period ended July 28, 2001. This decrease is primarily attributable to the cessation of goodwill and workforce in place amortization of $3.1 million as a result of adopting SFAS No. 142 on October 28, 2001, offset by an increase in research and development expenses and selling, general and administrative expenses, which includes a non-cash expense of $0.6 million related to a salaried employee early retirement program. Operating expenses as a percent of revenues increased to 25.7% for the 39 week period ended July 27, 2002 as compared to 24.7% for the 39 week period ended July 28, 2001.

Income from operations for the 39 week period ended July 27, 2002 decreased $6.6 million, or 25.9%, to $18.9 million from $25.5 million in the 39 week period ended July 28, 2001. As a percent of revenues, income from operations for the 39 week period ended July 27, 2002 decreased to 16.8% from 20.5% for the 39 week period ended July 28, 2001. These decreases were due to the decrease in higher margin commercial aerospace aftermarket revenues, a $0.6 million reserve for potential losses for inventory on hand and termination claims relating to the bankruptcy of a former airframe customer, and lower absorption of fixed manufacturing overhead offset by an increase in industrial revenues and lower operating expenses.

Interest expense for the 39 week period ended July 27, 2002 decreased $2.4 million, or 12.9%, to $16.2 million from $18.6 million for the 39 week period ended July 28, 2001 due to lower outstanding borrowings and lower interest rates on the term loans.

The income tax provision for the 39 week period ended July 27, 2002 decreased $2.7 million to a benefit of $0.1 million from $2.6 million in the 39 week period ended July 28, 2001. This decrease is primarily due to a lower pre-tax income of $3.3 million (adjusted for non-deductible ESOP expense) in the 39 week period ended July 27, 2002 as compared to $11.3 million (adjusted for SFAS No. 142, non-recurring stock option expense and non-deductible ESOP expense) for the 39 week period ended July 28, 2001 offset by the favorable effect of tax benefits related to the extraterritorial income exclusion on foreign sales, research and development tax credits and a decrease in the favorable adjustments of prior years’ tax accruals related to permanent differences.

Net income for the 39 week period ended July 27, 2002 decreased $1.6 million, or 36.4%, to $2.8 million from $4.4 million for the 39 week period ended July 28, 2001 primarily due to the revenue and expense factors discussed above.

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

Cash and cash equivalents for the 39 week period ended July 27, 2002 increased $10.0 million to $18.1 million. This was primarily due to operating income, a decrease in accounts receivable, inventories and prepaid expenses, and an increase in accrued and other liabilities, offset by the scheduled repayment of the term loans, the purchase of stock from former ESOP participants and a decrease in accounts payable.

Capital expenditures for the 39 weeks ended July 27, 2002 totaled $1.1 million compared to $1.2 million for the 39 weeks ended July 28, 2001. Argo-Tech expects to incur capital expenditures of approximately $0.7 million for the remainder of fiscal year 2002, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

Long-term debt at July 27, 2002 consisted of $46.5 million principal amount of term loans and $193.1 million principal amount of senior subordinated notes. Scheduled payments of $14.0 million were made on the term loans in the 39 week period ended July 27, 2002. Argo-Tech has available, after $0.5 million in letters of credit, a $19.5 million revolving credit facility. As of July 27, 2002, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Argo-Tech anticipates that it will explore an extension of its credit facility sometime before the end of this fiscal year. This extension will result in refinancing costs and a likely increase in applicable interest rate charges, which could have a material adverse effect on quarter-to-quarter comparisons of quarterly results, but is not expected to impact Argo-Tech’s ability to meet its EBITDA or other financial covenants contained in the indenture governing its senior subordinated notes.

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

          ITEM 3.

          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long-term debt obligations. At July 27, 2002, Argo-Tech had fixed rate debt totaling $195 million, including $1.9 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $46.5 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.50% or LIBOR plus 2.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

          ITEM 4.

          CONTROLS AND PROCEDURES

(a)	Not applicable.

(b)	There were no significant changes in Argo-Tech’s internal controls or in other factors that could significantly affect these controls subsequent to management’s evaluation.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a) Exhibit 99 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2002		ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

	By: /s/	Paul A. Sklad Paul A. Sklad Controller (Principal Accounting Officer)

CERTIFICATION

I, Michael S. Lipscomb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argo-Tech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 10, 2002

	By: /s/	Michael S. Lipscomb Chairman, President and CEO

CERTIFICATION

I, Frances S. St. Clair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argo-Tech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 10, 2002

	By: /s/	Frances S. St. Clair Vice President and CFO