Form 10-Q/A
period 2002-07-27
ARGO TECH CORP
filed 2002-09-13
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note: This form 10-Q/A amends and restates in its entirety the quarterly report on Form 10-Q filed by the Company on September 10, 2002, which was an incomplete version erroneously filed by the Company’s filing agent.

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

The credit facility expires in 2004. Argo-Tech anticipates that it will explore an extension of the payment terms of its credit facility sometime before the end of this fiscal year. Although Argo-Tech is in compliance with the financial covenants contained in its credit facility at July 27, 2002, modification of certain covenants will be necessary for future compliance beginning with the end of this fiscal year. Accordingly, Argo-Tech anticipates modifying these covenants as part of the extension, but believes that the modification can be achieved whether or not an extension is obtained. The extension and/or modification will result in refinancing costs and a likely increase in applicable interest rate charges, which could have a material adverse effect on quarter-to-quarter comparisons of quarterly results, but is not expected to materially impact Argo-Tech’s ability to meet the financial ratios included in certain of the covenants contained in the indenture governing its senior subordinated notes.

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

Date: September 13, 2002		ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

	By: /s/	Paul A. Sklad Paul A. Sklad Controller (Principal Accounting Officer)

CERTIFICATION

I, Michael S. Lipscomb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argo-Tech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

	By: /s/	Michael S. Lipscomb Chairman, President and CEO

CERTIFICATION

I, Frances S. St. Clair, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argo-Tech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

	By: /s/	Frances S. St. Clair Vice President and CFO