Form 10-K
period 2002-10-26
ARGO TECH CORP
filed 2003-01-24
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 26, 2002	Commission File No. 333-38223

ARGO-TECH CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	31-1521125 (I.R.S. Employer Identification No.)

23555 Euclid Avenue, Cleveland, Ohio (Address of Principal Executive Offices)	44117 (Zip Code)

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

      As of January 23, 2003, one share of the Registrant’s Common Stock, $.01 par value per share, was outstanding.

Documents incorporated by reference: None

PART I

Item 1.     Business.

      We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio. Argo-Tech is a Delaware corporation formed in 1986.

      In the Aerospace segment, we are the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of military main engine fuel pumps and commercial and military airframe products and systems, including airframe pumps, valves and accessories. We are the world’s leading supplier of military aerial refueling pumps and related equipment. Our Aerospace customers include substantially all commercial and domestic military engine and airframe manufacturers, airlines worldwide and the U.S. and certain foreign militaries.

      In the Industrial segment, we are the world’s leading supplier of ground fueling components and a fuel management system used at airports throughout the world, and a leading supplier of cryogenic pumps and nozzles and specialty industrial hose for aerospace, chemical transfer and marine applications. In addition, we supply industrial and marine gas turbine products. We also operate an aerospace certified materials laboratory and a business park in Cleveland, Ohio, where we maintain our headquarters and primary production facilities.

Products

Aerospace

      Main Engine Fuel Pumps. Main engine fuel pumps are precision mechanical pumps, mounted to the aircraft’s engines that maintain the flow of fuel to the engine at a precise rate and pressure. These pumps consist of an aluminum body which is cast by certified subcontractors. We then machine the casting, manufacture a variety of other components, assemble the final product, and perform rigorous testing at our Cleveland facility.

      We are the sole source supplier of main engine fuel pumps for all CFM56 series engines, one of the most popular series of large commercial aircraft engines used today. The CFM56 series engines power the Airbus A-318, A-319, A-320, A-321 and A-340 and the Boeing 737 aircraft. We are also the sole source supplier of main engine fuel pumps for all engines used on the Boeing 777 aircraft, including the new longer range Boeing 777.

      Our products also include large regional and business jet applications, including the main engine fuel pumps used on the BR700 series engine, which is used on the high-end Bombardier Global Express, the Gulfstream Aerospace Corp. V aircraft and the Boeing 717. We supply main engine fuel pumps for the GE CF34-8 engine, which is used on the Bombardier CRJ700 and CRJ900 regional and business aircraft and the Embraer ERJ-170 70 passenger regional jet. We also supply main engine fuel pumps for the GE CF34-10 engine which is used on the Embraer ERJ-190 and the new ARJ 21 regional jet to be manufactured by AVIC I Commercial Aircraft Co. Ltd. (ACAC) in China.

      Airframe Products. Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. We design and manufacture complete fuel systems and fuel subsystems such as refuel/defuel, engine feed and fuel level control. We also design and manufacture a wide variety of fuel components consisting of boost and transfer fuel pumps, fuel flow proportioners, and airframe valves, adapters, nozzles and caps. These systems and components are used for fueling, storing, transferring and engine feed functions during ground and flight operations. Argo-Tech is the fuel system supplier for the Eclipse 500, a new generation of business jet manufactured by Eclipse Aviation Corporation.

      Aerial Refueling Systems. Aerial refueling systems permit military aerial tankers to refuel fighter, bomber and other military aircraft while in flight. We are a major supplier of components for aerial refueling systems, which are produced only for military applications. Aerial refueling components we manufacture, including pumps, hose and couplers, are installed in the refueling systems of 100% of U.S. designed military aircraft equipped with such capability.

Industrial

      Ground Fueling Products. Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the fuel receptacle of the aircraft. We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world. We also manufacture digital pressure control valves. These valves incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure at the delivery receptacle thereby optimizing the fuel flow and pressure.

      We also sell fuel management systems. Argo-Tech developed the AVR2000 Aviation Refueling Management System which is used at over 200 sites worldwide. It is the leading hardware and software system for customized fuel utilization management, data collection and billing in the industry.

      Cryogenic Products. We have been widely recognized as a leading designer and supplier of high performance submerged motor pumps for cryogenic gases and fluids. We recently introduced liquefied natural gas nozzles and receptacles for use on alternative fuel vehicles. We believe these products position us favorably in this emerging market.

      Industrial Gas Turbine Products. As a result of our established record of performance with our Aerospace engine products, we have gained entry into the Industrial & Marine Gas Turbine (“IMGT”) market. Our current IMGT products are utilized in all three IMGT market sectors (power generation, mechanical drive, and marine), and include designed to specification lubrication and scavenge pumps, liquid fuel delivery pumps, and precision liquid fuel flow dividers.

Aftermarket Sales

      Aftermarket sales comprise the largest component of our business. Aftermarket sales consist primarily of spare parts sales and overhaul, retrofit, repair and technical support to commercial and military customers worldwide.

Customers

Aerospace

      Original Equipment Manufacturer (“OEM”) customers for our aerospace products include the world’s major aircraft engine manufacturers: General Electric, Honeywell, Pratt and Whitney (including Pratt and Whitney Canada), Rolls-Royce (including Rolls-Royce Allison and Rolls-Royce Deutschland), SNECMA and Williams International Corp. Customers for our airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lockheed Martin, Raytheon and various U.S. government agencies. Orders for military components also come through customers such as Lockheed Martin, Boeing, General Electric and Pratt and Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines worldwide. Currently, the total number of airline and third party customers for our spare parts, overhaul and repair exceeds 200. Upsilon International Corporation, in its capacity as distributor of certain of our products to foreign customers, accounted for approximately 14% of our net revenues for the fiscal year ended October 26, 2002. No other customer accounted for more than 10% of our revenues during this period.

Industrial

      Most ground fueling products are sold to customers through independent distributors. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, our ground fueling products are purchased by several oil companies, including several state-run oil companies and airport authorities.

      Our cryogenic pump customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants, large architectural and engineering companies worldwide, electric power generation companies and alternate fuel vehicle fleet operators.

      Our industrial gas turbine products are utilized in three market sectors: power generation, mechanical drive and marine. Customers for these products include Rolls Royce Power Engineering, Rolls Royce Energy Systems, Siemens Westinghouse and Pratt and Whitney Power Systems.

Sales and Marketing

      OEM customers in both the Aerospace and Industrial segments select suppliers primarily on the basis of custom design capabilities, product quality and performance, prompt delivery, price and aftermarket support. We believe that we meet these requirements in a timely, responsive manner which has resulted in an extensive installed base of components and substantial aftermarket revenues.

      We market and sell our OEM and aftermarket products through a combination of direct marketing, internal sales personnel, independent manufacturing representatives and U.S. and international distributors. We supply main engine fuel pump spare parts directly to domestic airlines and third-party overhaul shops while foreign customers that purchase main engine fuel pump products receive their spare parts through Upsilon International, which operates a distribution facility in Torrance, California.

Suppliers and Raw Materials

      We use a certified supplier program that demands a commitment to 100% quality and on-time deliveries. Supplier performance is measured by our comprehensive supplier rating system. Currently, our supplier base includes approximately 600 companies.

      Our largest supplier expenditure relates to outsourcing of component machining. We have derived significant savings by taking advantage of advances in machining technologies and by coordinating engineering with our suppliers. Agreements are in place with our key long term suppliers who provide most of the outside supplier component machining.

      Aluminum castings used in the manufacture of main engine fuel pumps are the highest volume raw material supplied to us. Key long term certified suppliers provide the majority of these castings. We also buy quantities of steel bar stock to produce gears and shafts from multiple producers. However, CPM-10V, a powdered metal essential for the manufacture of certain of our main engine fuel pumps, is a proprietary product available only from Crucible Specialty Metals. We do not have a contractual arrangement with Crucible Specialty Metals; we purchase CPM-10V pursuant to standard purchase orders. Another material has been identified as an alternative to CPM-10V, but that material has not yet been certified by our customers.

Manufacturing, Repair and Overhaul

      Argo-Tech has five manufacturing and repair and overhaul facilities:

•	A 150 acre business park in Cleveland, Ohio

•	A 9.2 acre facility in Costa Mesa, California

•	An 85,000 square foot facility in Tucson, Arizona

•	A 6,000 square foot facility in Inglewood, California

•	A 4,500 square foot facility in Henley-on-Thames, England

      In the Aerospace segment, main engine fuel pumps and some models of our airframe fuel pumps are manufactured, repaired and overhauled at our Cleveland, Ohio facility. The remaining Aerospace segment products are manufactured, repaired and overhauled in our Costa Mesa facility. The Inglewood, California facility is exclusively an overhaul and repair shop for our main engine fuel pump products.

      In the Industrial segment, all products are manufactured in the Costa Mesa facility with three exceptions: first, industrial hose products which are manufactured in our Tucson facility; second, the airport fuel management system which is produced at our Henley-on-Thames, England facility; and, third, industrial and marine gas turbine products which are manufactured at our Cleveland facility. Repair and overhaul of Industrial segment products is conducted in our Cleveland and Costa Mesa facilities.

      Most of the products at our Cleveland facility are manufactured internally. This facility houses our senior management and the majority of our Aerospace engineering and design staff, sales team, and production and main distribution facilities. This facility is organized around manufacturing “cells” that produce, bearings, gears, housings and shafts for assembly. By creating cells, the necessary people, machinery, materials and methods are focused on distinct products and processes. Each manufacturing cell includes members from each of the Manufacturing, Quality, Production Control, Statistical Process Control, and Manufacturing Engineering disciplines. Our design engineering staff is also organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to meet our integrated operating plan and to ensure timely design and production of our products.

      In contrast to our substantial reliance on internal manufacturing of products in Cleveland, we outsource most of the machining and pre-assembly production of products in Costa Mesa to external providers. However, we do maintain internal equipment capacity at our Costa Mesa facility, which enables us to produce small quantity, quick turn components to reduce setup/breakdown times on smaller jobs and for the manufacturing control of key parts. We have lowered the cost of products manufactured in Costa Mesa by outsourcing capital intensive tasks such as casting and machining, while completing final assembly and testing on the premises.

      All of the industrial hose products manufactured at our Tucson facility are processed internally. The software relating to the ground fueling airport fuel management system is written internally at our Henley-on-Thames facility, while the hardware relating to the system is sourced from a third party.

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

      We have obtained and preserved our quality management system certifications. ISO-9001:2000 and AS 9100 Revision A certifications are recognized by most of our customers, as well as by the FAA and U.S. government supply organizations.

Patents and Trademarks

      We have a number of patents and trademarks and pending patent applications related to our products. While in the aggregate our patents and trademarks are of material importance to our business, we believe no single patent or trademark or group of patents or trademarks is of material importance to our business as a whole.

Government Regulations

      The commercial aerospace industry is highly regulated by the Federal Aviation Administration (“FAA”) in the United States, the Joint Aviation Authorities in Europe and the Civil Aviation Authority in England, while the military aerospace industry is governed by military quality (MIL or ISO-9000) specifications. We are required to be certified by one or more of these entities, and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. We must also satisfy the requirements of our customers, including OEMs and airlines, that are subject to FAA regulations, and provide these customers with products that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We currently satisfy or exceed these maintenance standards in our repair and overhaul activities. We maintain FAA-approved repair stations at our Cleveland, Ohio, Costa Mesa, California and Inglewood, California facilities.

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

Competition

      Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. Competitors in the Aerospace segment are primarily divisions of large corporations. Virtually all of Argo-Tech’s competitors have significantly greater financial resources than does Argo-Tech. To our knowledge, no other company manufactures and sells a broader line of fuel related aerospace components.

      In the Industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery.

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

Development Expense Trends

      In connection with new aerospace product development programs, we incur significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels. Research and development expense was $11.7 million, $10.3 million and $9.6 million for the fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000, respectively.

Employees

      As of October 26, 2002, we had 664 full-time employees of which 413 are salaried and 251 are hourly. The 166 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2004.

Environmental Matters

      Our operations are subject to federal, state and local environmental laws and to regulation by government agencies, including the U.S. Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of pollutants and hazardous substances. These authorities govern response actions to hazardous substances which may be or have been released to the environment, and require us to obtain and maintain permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks.

      Although we believe that our operations and facilities are currently in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations of such laws or the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for environmental remediation for the 2003 fiscal year.

      Our Cleveland facility is currently the subject of environmental remediation activities. The cost of these activities is the responsibility of TRW, now a subsidiary of Northrop Grumman, under the terms of the purchase agreement by which we acquired TRW’s Power Accessories Division in 1986. Remediation has been underway since 1989 and is expected to continue for the foreseeable future. We have not paid for any material portion of the cost of the remediation and do not expect to do so in the future. TRW has funded all necessary remediation costs and we expect that TRW will continue to do so in the future. We estimate that TRW has spent in excess of $15 million for environmental remediation at our Cleveland facility.

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

      In March 1986, a two thousand gallon spent underground storage tank was removed from our Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the removal of the tank, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene and perchloroethylene. In 1990, the Regional Water Quality Control Board issued a Cleanup and Abatement Order to J.C. Carter Company, Inc. (which we acquired in 1997 and now operate as a wholly owned subsidiary named Argo-Tech Corporation Costa Mesa) relating to the investigation and remediation of groundwater contamination. To date, the full extent of the groundwater contamination has not been ascertained. By virtue of our acquisition of Carter, we have assumed responsibility for satisfying the cleanup order. However, we have obtained indemnification from Carter’s selling stockholders for, among other things, all costs and expenses related to satisfaction of the order. However, there can be no assurance that such indemnification obligations with respect to the cleanup order will be satisfied by the selling stockholders. See “Risk Factors — Potential Exposure to Environmental Liabilities.”

Item 2.	Properties.

      We own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine fuel pump, airframe fuel pump and industrial gas turbine businesses and lease almost one million square feet of the facility to third parties. We believe that this facility’s machinery, plants and offices are in satisfactory operating condition. We also believe that it has sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures.

      We also own a 9.2-acre facility in Costa Mesa, California, which encompasses 165,000 covered square feet. We manufacture certain of our Aerospace airframe and aerial refueling products and accessories, and Industrial ground fueling and cryogenic products equipment at this facility. We believe that our Costa Mesa facility has sufficient capacity to permit further growth in those product lines without significant additional capital expenditures.

      Our leased facility in Tucson, Arizona encompasses 85,000 square feet and includes available space for expansion. We manufacture specialty industrial hose for aerospace, chemical transfer and marine applications at this facility. We believe this facility has sufficient capital and capacity to permit further growth in those product lines without significant additional capital expenditures.

      Our Inglewood, California leased facility occupies approximately 6,000 square feet. Its primary purpose is to repair and overhaul main engine fuel pumps owned by airline customers. Inglewood’s assets include test stands for testing fuel pumps after overhaul and a small machine shop for simple rework of pump components.

      A leased facility at Henley-on-Thames, England occupies approximately 4,500 square feet. The current lease expires October 31, 2003. Its primary activities are the design, development and support of aviation refueling management systems. We believe it may be necessary to relocate this facility at the conclusion of the current lease to accommodate anticipated further growth.

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

Selected Historical Financial and Other Data of Argo-Tech Corporation

      The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1998 through 2002, which have been derived from our audited consolidated financial statements for those years. Our fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 26, 2002 is referred to as “fiscal 2002.” The fiscal year ended October 26, 2002 consisted of 52 weeks, the fiscal year ended October 31, 1998 consisted of 53 weeks and the remaining fiscal years presented consisted of 52 weeks. The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Fiscal Year Ended

	October 26,	October 27,	October 28,	October 30,	October 31,
	2002	2001	2000	1999	1998

Statement of Operations Data:
Net revenues	$155,303	$173,208	$159,353	$176,178	$174,035

Gross profit	66,634	79,033	66,870	79,396	66,832
Operating Expenses	38,802	40,874	41,518	45,550	38,773

Income from operations	27,832	38,159	25,352	33,846	28,059
Interest expense	21,434	24,534	25,644	25,003	21,030
Other, net	(97)	(51)	(402)	(516)	(268)
Income tax provision (benefit)	569	2,876	(642)	4,021	3,400

Net income	$5,926	$10,800	$752	$5,338	$3,897

Balance Sheet Data (at end of period):
Total assets	$260,333	$273,574	$277,334	$294,745	$288,195
Working capital	28,420	35,904	33,277	35,378	36,917
Long-term debt (including current maturities)	235,045	253,380	264,762	276,987	227,386
Redeemable common stock	—	—	—	—	6,713
Redeemable ESOP stock, net	8,835	13,994	20,983	43,212	32,235
Shareholder’s equity/(deficiency)(a)	(31,633)	(42,119)	(58,842)	(78,955)	(36,286)
Other Data:
Gross margin	42.9%	45.6%	42.0%	45.1%	38.4%
Adjusted EBITDA(b)	$37,505	$53,324	$41,973	$52,284	$56,940
Adjusted EBITDA margin(c)	24.1%	30.8%	26.3%	29.7%	32.7%
Net cash flows provided by operating activities	$30,724	$18,063	$22,427	$15,298	$29,771
Net cash flows used in investing activities	(1,785)	(1,885)	(3,025)	(8,637)	(5,610)
Net cash flows used in financing activities	(19,227)	(13,295)	(18,101)	(14,366)	(21,994)

	Fiscal Year Ended

	October 26,	October 27,	October 28,	October 30,	October 31,
	2002	2001	2000	1999	1998

Depreciation, goodwill, identified intangibles, and deferred financing fee amortization	10,387	15,214	15,635	15,973	15,279
Capital expenditures	1,785	1,885	3,025	6,050	5,610
Cash interest expense(d)	19,376	22,394	23,503	23,069	20,040
Ratio of Adjusted EBITDA to cash interest expense	1.9x	2.4x	1.8x	2.3x	2.8x
Ratio of earnings to fixed charges(e)	1.3x	1.6x	1.0x	1.4x	1.3x

(a)	Includes a dividend of $50.0 million to AT Holdings in fiscal 1999. These funds came from the issuance of $55.0 million in principal amount of 8 5/8% senior subordinate notes, issued at a 5% discount, due 2007.

(b)	Adjusted EBITDA represents income from operations plus non-cash charges as follows:

	Fiscal Year Ended

	October 26,	October 27,	October 28,	October 30,	October 31,
	2002	2001	2000	1999	1998

Income from operations	$27,832	$38,159	$25,352	$33,846	$28,059
Depreciation, goodwill and intangible amortization	8,329	13,074	13,494	14,039	14,289
Compensation expense — ESOP	1,344	2,091	2,972	4,322	3,911
Write-off of inventory acquisition step-up	—	—	155	77	10,681

Adjusted EBITDA	$37,505	$53,324	$41,973	$52,284	$56,940

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

(c)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(d)	Cash interest expense represents interest expense less amortization of deferred financing fees of $2,058,000, $2,140,000, $2,141,000, $1,934,000 and $990,000, in the fiscal years ended October 26, 2002, October 27, 2001, October 28, 2000, October 30, 1999 and October 31, 1998, respectively.

(e)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities. Financial information by business segment can be found in Note 12 to the consolidated financial statements included elsewhere in this report.

      In fiscal 2002, the Aerospace segment generated approximately 78% of our net revenues and the Industrial segment generated approximately 22% of our net revenues. Approximately 71% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 29% of our aerospace revenues. Approximately 70% of the industrial revenues were derived from sales to commercial customers, while military customers represented approximately 30% of our industrial revenues.

      In fiscal 2002, sales to commercial OEMs represented approximately 24% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul activities at significantly higher margins. Most of our OEM sales are on a sole source basis; therefore, in most cases, we are the only OEM certified provider of these parts in the aftermarket. Over the approximately 30 year life cycle of an aircraft program, commercial spare parts and overhaul activities for products we manufacture often generate six or more times the aggregate net revenues of the OEM program. We have over 50 years of experience in most of our product lines which allows us to benefit from a large and growing installed base.

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

General

      The following should be read together with “Selected Historical Financial and Other Data of Argo-Tech Corporation” and our Financial Statements and the related notes included elsewhere in this report. Our fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 26, 2002 is referred to as “fiscal 2002.” The fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000 consisted of 52 weeks.

ESOP

      We established our Employee Stock Ownership Plan (ESOP) in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings Corporation, with the proceeds of a $16.8 million ten-year loan funded through a credit facility that was refinanced on July 18, 1997. The ESOP, which includes approximately 240 of our salaried employees, represents an ownership interest in AT Holdings of approximately 55%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $1.3 million, $2.1 million and $3.0 million for the fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000, respectively.

Export Sales

      Substantially all of our export sales are denominated in U.S. dollars. Export sales for fiscal years 2002, 2001 and 2000 were $68.6 million, $80.8 million and $70.5 million, respectively. Sales to Europe were $28.0 million, $35.0 million and $31.1 million. Export sales to all other regions, individually less than 10%, were $40.6 million, $45.8 million and $39.4 million for fiscal years 2002, 2001 and 2000, respectively.

Critical Accounting Policies

      Argo-Tech’s consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. These estimates and assumptions are an integral part of our consolidated financial statements and are based on our knowledge and experience about past and current events. Accounting policies that we believe are most critical to our financial condition and operating results pertain to the valuation of accounts receivable, inventory, valuation of excess and obsolete inventory, goodwill, intangible assets and revenue recognition. Argo-Tech’s significant accounting policies are described in Note 2 to the consolidated financial statements included elsewhere in this report.

Subsequent Event

      On January 24, 2003 Argo-Tech amended and restated its credit facility to allow for the re-amortization of the outstanding balance of the Term Loans, amending the Consolidated Interest Coverage Ratio for the remainder of the agreement, adjusting the supplemental percentage of interest applied to an Alternate Base Rate (ABR) or LIBOR, changing the commitment fee rate, increasing the Letter of Credit sublimit in the revolving credit facility to an amount not to exceed $5,000,000 and establishing a borrowing base covenant on revolving credit borrowings in excess of $10.0 million and a fixed charge coverage ratio. The maturities of Argo-Tech’s term loans are now as follows: $16.0 million, $12.0 million and $13.9 million for fiscal years 2003, 2004 and 2005, respectively. Pursuant to the agreement, Argo-Tech has the right to choose an ABR or LIBOR loan. The supplemental percentage of interest applied to our ABR or LIBOR loan is based on the Leverage ratio, as defined by the ratio of total debt to EBITDA. The supplemental percentage of interest is now:

Leverage ratio:	ABR spread:	Eurodollar Spread:	Commitment Fee Rate:

Greater than or Equal to 6.00	2.50	3.50	0.75
Greater than or Equal to 4.00, but Less than 6.00	2.25	3.25	0.50
Less than 4.00	1.75	2.75	0.50

Recent Developments

      Following the September 11, 2001 terrorist attacks, the aerospace industry experienced a significant downturn in both the OEM and aftermarket sectors. The major commercial airlines have reduced their flying capacity up to 20% by retiring older aircraft in their fleet, parking underutilized aircraft and canceling or delaying the delivery of new aircraft. The OEM build rates of new commercial aircraft have been reduced due to the airlines’ cancellation or delay of delivery of new aircraft. The reduction of flying capacity and the retirement of older aircraft has reduced the need for aftermarket services. It is anticipated that OEM build rates will continue to decline into 2004 before increasing, which is estimated to occur in 2005. We anticipate aftermarket activities will begin to recover in the latter part of 2003. We anticipate increased Industrial revenues in 2003 primarily due to increased demand for our ground fueling and cryogenic products.

      Our fiscal year 2003 revenues and cash flows are forecasted to be higher than fiscal year 2002 and Management believes that we will be able to maintain our liquidity and remain in compliance with our debt covenants.

      This section includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurances that the Company’s current outlook will prove to be correct.

Results of Operations

      The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

	Fiscal Year Ended

	October 26, 2002	October 27, 2001	October 28, 2000

Net revenues	100.0%	100.0%	100.0%
Gross profit	42.9%	45.6%	42.0%
Operating expenses	25.0%	23.6%	26.1%
Income from operations	17.9%	22.0%	15.9%
Interest expense	13.7%	14.1%	16.1%
Other, net	0.0%	0.0%	(0.3)%
Income before income taxes	4.2%	7.9%	0.1%
Income tax provision (benefit)	0.4%	1.7%	(0.3)%
Net income	3.8%	6.2%	0.4%

Fiscal 2002 Compared with Fiscal 2001

      Net revenues for fiscal 2002 decreased $17.9 million, or 10.3%, to $155.3 million from $173.2 million for fiscal 2001. This change was due to a decrease in aerospace revenues of $21.1 million and a $3.2 million increase in industrial and other revenues. The decrease in aerospace revenues was attributable to a decrease of $29.9 million in commercial revenues and an increase of $8.8 million in military revenues. Commercial OEM revenues decreased $10.0 million, or 32.6%, to $20.8 million and commercial aftermarket revenues decreased $19.9 million, or 23.3%, to $65.2 million. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers in response to decreasing aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul activities. The lower demand for aftermarket sales and activities is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased 33.8% primarily due to revenue related to increased sales of KC-135 aerial refueling pumps, F-16 and F-22 airframe components, F-18E/ F 480 gallon fuel tank components and higher sales of aftermarket parts and overhaul activities on a variety of aerial refueling and airframe programs. Industrial revenues increased $3.2 million, primarily due to an increase in ground fueling and cryogenic pump and nozzle revenues offset by a decrease in industrial gas turbine revenues. Approximately 44.2% of fiscal 2002 net revenues were attributable to export sales to foreign customers compared to 46.6% in fiscal 2001. Substantially all such sales were denominated in U.S. dollars.

      Aerospace gross profit for fiscal 2002 decreased $14.4 million, or 20.8%, to $54.9 million from $69.3 million for fiscal 2001. Gross margin decreased to 45.4% for fiscal 2002 from 48.8% for fiscal 2001. The decrease in gross profit and gross margin is primarily attributable to the decreased sales of higher margin commercial aerospace aftermarket revenues, a $0.6 million provision for potential losses for inventory on hand and termination claims relating to the bankruptcy of a former airframe customer, and lower absorption of fixed manufacturing overhead. Industrial gross profit for fiscal 2002 increased $2.8 million, or 29.2%, to $12.4 million from $9.6 million for fiscal 2001. Gross margin increased to 36.1% from 30.9% for fiscal 2001. The increase in gross profit and gross margin is primarily attributable to the favorable mix of higher margin ground fueling revenues.

      Operating expenses for fiscal 2002 decreased $2.1 million, or 5.1% to $38.8 million from $40.9 million in fiscal 2001. This decrease is primarily attributable to the cessation of goodwill and workforce in place amortization of $3.8 million as a result of adopting SFAS No. 142 on October 28, 2001, offset by an increase in research and development expenses of $1.4 million and selling, general and administrative expenses of $0.3, which includes a non-cash expense of $0.6 million related to a salaried employee early retirement program. Operating expenses as a percent of revenues increased to 25.0% for fiscal 2002 from 23.6% in fiscal 2001.

      Income from operations for fiscal 2002 decreased $10.3 million, or 27.0%, to $27.8 million from $38.1 million for fiscal 2001 and decreased as a percentage of net revenues to 17.9% in fiscal 2002 from 22.0% in fiscal 2001. These decreases were due to the decrease in higher margin commercial aerospace aftermarket revenues, a $0.6 million provision for potential losses for inventory on hand and termination claims relating to the bankruptcy of a former airframe customer, and lower absorption of fixed manufacturing overhead offset by an increase in industrial revenues and lower operating expenses discussed above.

      Interest expense for fiscal 2002 decreased $3.1 million, or 12.7%, to $21.4 million from $24.5 million for fiscal 2001 due to lower outstanding borrowings and lower interest rates on the term loans.

      The income tax provision for fiscal 2002 decreased $2.3 million, or 79.3%, to $0.6 million from $2.9 million in fiscal 2001. This decrease is primarily due to a lower pre-tax income of $6.5 million for fiscal 2002 as compared to $13.7 million for fiscal 2001. A reconciliation of the income tax provision can be found in Note 10 to the consolidated financial statements included elsewhere in this report.

      Net income for fiscal 2002 decreased $4.9 million to $5.9 million from $10.8 million for fiscal 2001 primarily due to the revenue and expense factors discussed above.

Fiscal 2001 Compared with Fiscal 2000

      Net revenues for fiscal 2001 increased $13.9 million, or 8.7%, to $173.2 million from $159.3 million for fiscal 2000. This change was due to an increase in aerospace revenues of $12.6 million and a $1.3 million increase in industrial and other revenues. The increase in aerospace revenues was attributable to an increase of $10.9 million in commercial revenue and an increase of $1.7 million in military revenues. Commercial OEM revenues decreased $0.8 million, or 2.5%, to $30.7 million and commercial aftermarket revenues increased $11.7 million, or 15.9%, to $85.2 million. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers, while commercial aftermarket revenues were higher primarily due to an increase in spare parts and overhaul activities for the JT8, JT9 and CFM56 engine programs. Military revenues increased primarily due to revenue related to increased sales of F-15, F-16 and F-22 airframe components. Industrial revenues increased $1.3 million, primarily due to increased industrial gas turbine revenues offset by a decrease in cryogenic pump revenues. Approximately 46.6% of fiscal 2001 net revenues were attributable to export sales to foreign customers compared to 44.2% in fiscal 2000. Substantially all such sales were denominated in U.S. dollars.

      Aerospace gross profit for fiscal 2001 increased $9.1 million, or 15.1%, to $69.2 million from $60.1 million for fiscal 2000. Gross margin increased to 48.8% for fiscal 2001 from 46.4% for fiscal 2000. The increase in gross profit and gross margin is primarily attributable to the increased sales of higher margin commercial aftermarket aerospace products. Industrial gross profit for fiscal 2001 increased $1.1 million, or 12.9%, to $9.6 million from $8.5 million for fiscal 2000. Gross margin increased to 30.9% for fiscal 2001 from 28.4% in fiscal 2000. The increase in gross profit and gross margin is primarily attributable to the increase in industrial gas turbine revenues and the decrease in cryogenic pump revenues.

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

      Income from operations for fiscal 2001 increased $12.8 million, or 50.6%, to $38.1 million from $25.3 million for fiscal 2000 and increased as a percentage of net revenues to 22.0% in fiscal 2001 from 15.9% in fiscal 2000. These increases were due to the increased sales of higher margin aerospace products and the decrease in operating expenses discussed above.

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

      In September 1997, we amended our credit facility to allow for the acquisition of Argo-Tech Corporation Costa Mesa and the issuance of $140.0 million of 8 5/8% senior subordinated notes. The amended credit facility consists of a seven-year $115.0 million term loan and a seven-year $20.0 million revolving credit facility. As of October 26, 2002, we have $41.8 million principal amount of term loans outstanding under this amended credit facility. We also have available, after $0.5 million of letters of credit, $19.5 million of the seven-year $20.0 million revolving credit facility. The unused balance of the revolving credit facility is subject to a .50% commitment fee. Our credit facility contains a number of covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. It also requires us to comply with certain financial ratios and tests, under which we will be required to achieve certain financial and operating results. On October 26, 2002, the consolidated interest coverage ratio for the fiscal quarter ending October 26, 2002 in the credit facility was amended, primarily to adjust for the decrease in consolidated earnings before interest, taxes, depreciation and amortization. In addition, the supplemental percentage of interest applied to an Alternate Base Rate or LIBOR, as chosen by the Company, was increased .25%. The credit facility contains no restrictions on the ability of our subsidiaries to make distributions to us. Interest is calculated, at our choice, using an Alternate Base Rate (“ABR”) or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate for fiscal year 2002 ranged from 0.75% to 1.50% plus ABR or 1.75% to 2.50% plus LIBOR. Our credit agreement was amended on January 24, 2003. See “Subsequent Event” for more information.

      In September 1997 we issued $140 million of senior subordinated notes, together with a portion of the borrowings under our credit facility, to finance the acquisition of Argo-Tech Corporation Costa Mesa, repay in full $46.1 million in notes payable and subordinated notes, and to pay related fees and expenses. The senior subordinated notes bear interest at a rate of 8 5/8% per year, payable on each April 1 and October 1. Interest payments commenced on April 1, 1998. These notes have been jointly, severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries. The indenture under which these senior subordinated notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions.

      On December 17, 1998, we issued $55.0 million in principal amount of 8 5/8% senior subordinated notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering, along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to Chase Venture Capital Associates, L.P. and cash on hand, were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the Company’s largest shareholder, for $79.4 million plus transaction expenses. At October 26, 2002 the accreted value of this offering was $53.2 million.

      Argo-Tech does not enter into derivative contracts for trading or speculative purposes. We have no other derivative financial instruments.

      Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 2002 increased $12.6 million to $30.7 million primarily as a result of a decrease in receivables and inventory. Cash provided by operating activities for fiscal 2001 decreased $4.3 million to $18.1 million primarily as a result of an increase in receivables offset by improved operating results. The increase in receivables includes a $3.9 million income tax receivable as a result of amending previous years’ tax returns for additional research and development tax credits. Cash provided by operating activities for fiscal 2000 increased $7.1 million to $22.4 million primarily as a result of a decrease in accounts receivable and inventory offset by a decrease in operating results and accounts payable.

      Cash Flows from Investing Activities. Net cash used in investing activities was $1.8 million, $1.9 million and $3.0 million for fiscal years 2002, 2001 and 2000, respectively, for expenditures for the purchase of property, plant and equipment. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

      Cash Flows from Financing Activities. Cash used in financing activities for fiscal 2002 was $19.2 million, which was primarily used to make scheduled repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees. Cash used in financing activities for fiscal 2001 was $13.3 million, which was primarily used to make scheduled repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees. Cash used in financing activities for fiscal 2000 was $18.1 million, which was primarily used to make scheduled and voluntary repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees.

      Capital Expenditures. Our capital expenditures for fiscal 2002 totaled $1.8 million, which were related to maintaining existing facilities and equipment and systems to support current operating activities. For fiscal 2003, we estimate that capital expenditures will total $4.4 million. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

      Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows:

	2003	2004	2005	2006	2007

Contractual Obligations:
Long Term Debt	$16.0	$12.0	$13.9	$	$195.0
Operating Leases	0.3	0.3

Total Contractual Cash Obligations	$16.3	$12.3	$13.9	$	$195.0

      We believe that cash flow from operations will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, and to make scheduled payments on our indebtedness depends on our future operating performance and cash flow. We may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that Argo-Tech will be able to refinance any of its indebtedness on commercially reasonable terms or at all. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control.

New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for our fiscal year beginning October 27, 2002. Management has determined that this statement will not have any impact on our consolidated financial statements upon initial adoption.

      In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement improves the financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for our fiscal year beginning October 27, 2002. Management has determined that this statement will not have any impact on our consolidated financial statements upon initial adoption.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. Argo-Tech will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of our fiscal year 2003. We are currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on our consolidated financial statements.

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

The aerospace industry is a highly regulated, highly competitive industry.

      The following risk factors describe the risks associated with the aerospace industry generally:

•	The aerospace industry is cyclical.

      The majority of our fiscal 2002 gross profit and operating income was derived from sales of products to the aerospace industry. The commercial aerospace industry is cyclical and has historically been subject to fluctuations due to general economic conditions and incidents. On September 11, 2001, the United States was subjected to terrorist attacks which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights has been significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules and lowered fares. Consequently, fewer people are flying and those who are flying are paying less to do so. The overall result has been large and continuing financial losses in the airline industry. Major carriers around the world have filed for bankruptcy. In addition, there is a possibility that, in connection with the “War on Terrorism,” the United States may go to war with Iraq. This could result in further reductions in airline travel.

      The future impact of these events is impossible to fully evaluate. Continuing losses in the airline industry have resulted, and will continue to result, in reduced orders and delivery delays of new commercial aircraft, retirement of older aircraft (eliminating those aircraft from maintenance needs and making spare parts from those aircraft available), and delays in airlines’ purchases of aftermarket parts as maintenance is deferred. This could continue to result in decreases in our Aerospace segment sales of OEM and aftermarket components and negatively affect our income and cash flow.

•	The aerospace industry is subject to government regulation and oversight.

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

•	The aerospace industry is highly competitive.

      The aerospace industry is a highly competitive global industry which has experienced significant consolidation in recent years. Our competitors are typically divisions of large corporations that have significantly greater financial resources than we do.

•	There are a limited number of customers for certain products.

      Due to the relatively small number of customers in the aerospace industry, customers, particularly OEM customers, are often able to influence prices and other terms of sale for certain of our products. This influence can have a material adverse effect on our profitability, as would the loss of one or more of these significant customers.

•	Government Contracts are subject to reductions in defense spending.

      Approximately 30% of our sales in fiscal 2002 were related to U.S. designed military products. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. The U.S. defense budget has fluctuated in recent years. Although we have experienced increased sales as a result of military actions in Afghanistan, and could see increased sales in the event of a war with Iraq, there can be no assurance that the U.S. defense budget will not decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business and profitability.

Risks Associated with our Operations.

•	Our substantial indebtedness could adversely affect our financial health.

      We have a significant amount of indebtedness. Our ability to generate cash in the future, is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The balance between our ability to generate cash and our substantial indebtedness could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions,

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements,

•	require us to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate,

•	place us at a competitive disadvantage compared to our competitors that have less debt, and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

      Based upon the current level of operations and absent any unanticipated disruptive events, we believe our cash flow from operations and available cash, together with available borrowings under our $20.0 million revolving credit facility, will be fully adequate to meet our future liquidity needs. This cannot be assured, however.

•	We depend on the skill and experience of our senior executives.

      Our success depends upon the efforts, abilities, experience and expertise of the executive officers of our senior management team. The loss of services of those individuals and or other key employees could have a material adverse effect on our company.

•	Our operations depend on maintaining a skilled workforce.

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

•	We depend on suppliers for essential materials used in our products.

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

•	We depend on our Cleveland, Ohio and Costa Mesa, California facilities.

      We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to manufacture and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. The Cleveland, Ohio and Costa Mesa, California facilities are the primary production, research and marketing facilities for our products and the Cleveland facility also serves as our corporate headquarters. A fire, flood, earthquake or other disaster or condition affecting either of these facilities could disable these functions which are critical to our business. Any such damage to, or other condition interfering with the operation of, these facilities would have a material adverse effect on our business, financial position and results of operations.

•	We have potential exposure to environmental liabilities.

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

      Our Cleveland and Costa Mesa facilities are currently the subject of environmental remediation regarding contamination resulting from the operations of our predecessors. Those predecessors have indemnified us for substantially all costs of remediation at each site. There can be no assurance, however, that those parties will continue to satisfy their indemnification obligations or that we would not be ultimately responsible as owner and/or operator of either or both of these sites for potentially significant remediation costs. Moreover, there can be no assurance that future changes in environmental laws or the nature of our operations will not require us to make significant additional expenditures to ensure future environmental compliance.

•	We have a potential risk of product liability claims.

      While we have never been a defendant in a product liability case involving our aerospace or ground fueling products, our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us, or the irregularity of metal products we have processed or distributed. We believe that our liability insurance is adequate to protect us from future product liability claims. However, there can be no assurance that if claims were to arise, our insurance coverage will be adequate.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 26, 2002, Argo-Tech had fixed rate debt totaling $195 million, including $2.9 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $41.9 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.75% or LIBOR plus 2.75%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows. See “Subsequent Event” found elsewhere in this report.

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

Name	Age	Position

Michael S. Lipscomb	56	Chairman, President & CEO, Director
Paul R. Keen	53	Vice President, General Counsel & Secretary, Director
Frances S. St. Clair	47	Vice President and CFO, Director

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

      Frances S. St. Clair has been Vice President and Chief Financial Officer since 1992. Ms. St. Clair joined the Company in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Ms. St. Clair received her C.P.A. certification in 1984. Ms. St. Clair joined the Board of Directors of Argo-Tech in April 1999 and joined the Board of Directors of AT Holdings Corporation in September 2001.

Item 11.	Executive Compensation.

      The following table sets forth, for the fiscal years 2002, 2001 and 2000, certain information about the compensation paid to the Chief Executive Officer and each of our other executive officers (the “Named Executives”).

	Annual Compensation
				All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)(2)

Michael S. Lipscomb	2002	$419,193	$272,475	$46,458
Chairman, President and CEO	2001	$419,193	$194,625	$46,414
	2000	$397,777	$209,306	$48,323
Paul R. Keen	2002	$232,530	$104,639	$5,759
Vice President, General Counsel	2001	$232,530	$75,459	$6,013
and Secretary	2000	$222,768	$78,303	$6,073
Frances S. St. Clair	2002	$200,016	$90,007	$25,630
Vice President and CFO	2001	$200,016	$64,166	$9,277
	2000	$189,428	$66,586	$3,824

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 2000, 2001 or 2002.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $22,000 for each of the fiscal years 2002, 2001 and 2000, respectively, paid as AT Holdings Corporation directors’ fees. For Ms. St. Clair, the amounts listed also includes $22,000 and $5,500 for fiscal years 2002 and 2001, respectively, paid as AT Holdings Corporation directors’ fees.

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

      Employment Agreements. We have entered into employment contracts with Mr. Lipscomb and Mr. Keen. These contracts provide for the payment of severance benefits upon termination of employment without cause (as defined in the contracts). In the event of such a termination, Mr. Lipscomb will receive all salary and bonuses for a period of twelve months from the date of termination, in an amount equal to all salary and bonuses received during the twelve month period immediately preceding termination. Mr. Keen will receive, in the event of such a termination, a single lump sum payment equal to 24 months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination. Both Mr. Lipscomb and Mr. Keen will receive life, health, medical/ hospital, dental and vision insurance benefits for a period of twelve months. Mr. Keen’s contract also provides for the payment of attorneys’ expenses if enforcement of the contract becomes necessary, and contains restrictions on certain competitive activities by Mr. Keen. The benefits provided by these additional contracts are provided in addition to the benefits provided under the severance agreements, and Mr. Lipscomb’s trust agreement.

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

      For each of the Plan Years ended October 31, 2000, October 31, 2001 and October 31, 2002, 42,000 shares of AT Holdings’ common stock were released from the suspense account. Based on the loan payment schedule, the number of shares of AT Holdings’ common stock released from the suspense account each future plan year during the loan period would be:

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

      For the plan year ended October 31, 2002, the number of shares of AT Holdings’ common stock allocated under the Employee Stock Ownership Plan to the accounts of the individuals named in the Summary Compensation Table were:

	Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2002	Oct. 31, 2002

Michael S. Lipscomb	434.3994	3,523.8833
Paul R. Keen	434.3994	3,523.8833
Frances S. St. Clair	434.3994	3,474.9189

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

      We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 31, 2002, the amounts credited to the accounts of the individuals named in the Summary Compensation Table were:

	Equivalent Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2002	Oct. 31, 2002

Michael S. Lipscomb	1,235.0373	7,094.9180
Paul R. Keen	379.4047	1,853.9923
Frances S. St. Clair	265.6113	1,186.2978

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

Aggregate Option/ SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/ SAR Values

				Number of
				Securities		Value of
				Underlying		Unexercised
				Unexercisable		In-the-Money
				Options/SAR’s at		Options at
				FY-End		FY-End($)
		Shares
	Exercise	Acquired on	Value	Exercisable/		Exercisable/
Name	Price($)	Exercise	Realized($)	Unexercisable		Unexercisable

Michael S. Lipscomb	$10.00	0	$0	8,670 /	—	$190,740 /	$—
	40.00	0	0	6,125 /	—	— /	—
	100.00	0	0	4,000 /	—	— /	—
	49.79	0	0	6,308 /	12,618	— /	—
Paul R. Keen	10.00	0	0	1,990 /	—	43,780 /	—
	40.00	0	0	2,760 /	—	— /	—
	100.00	0	0	1,400 /	—	— /	—
	49.79	0	0	2,231 /	4,462	— /	—
Frances S. St. Clair	10.00	0	0	2,990 /	—	65,780 /	—
	40.00	0	0	2,760 /	—	— /	—
	100.00	0	0	1,400 /	—	— /	—
	49.79	0	0	2,231 /	4,462	— /	—

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

      1998 Incentive Plan. The 1998 Incentive Plan was established to provide option grants for the purchase of AT Holdings’ common stock, at prices that may be more than, less than, or equal to the fair market value of the shares, as the Board or Compensation Committee of AT Holdings may determine at the time of grant. Options are granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee. There have been three option grants under the 1998 Incentive Plan, the first in 1999 with an exercise price of $100.11, the second in 2001 with an exercise price of $69.18 and the third in 2002 with an exercise price of $49.79. The option agreement governing the options granted in 1999 provides that such options vest in 20% increments over five successive years. For any year in which the EBITDA of the company exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will vest. Effective November 2, 2000 all holders of options granted in 1999 agreed to the cancellation of the portion of the 1999 options which were not vested at such date. Pursuant to the plan, such cancelled options are available for new grants. The option agreement governing the options granted under the plan in September 2001 and March 2002 provides for vesting as follows: 33.3% at the time of issuance and 33.3% on the anniversary date of the grant over the next two years. All options granted under the plan expire ten years from the date of grant. In the event that AT Holdings’ common stock becomes registered or traded on a national exchange or in the event of a change in control, all options will become exercisable in full.

Option Grants in Last Fiscal Year

						Potential Realizable Value at
	Number of	% of Total				Assumed Annual Rates of
	Securities	Options	Exercise			Stock Price Appreciation for
	Underlying	Granted to	or Base	Market Price		Option Terms($)
	Options	Employees in	Price	on Date of	Expiration
Name	Granted(#)	Fiscal Year	($/Sh)	Grant	Date	0%($)	5%($)	10%($)

Michael S. Lipscomb	18,926	34.0%	$49.79	$49.79	03/12/12	0	592,573	1,501,778
Paul R. Keen	6,693	12.0%	$49.79	$49.79	03/12/12	0	209,558	531,090
Frances S. St. Clair	6,693	12.0%	$49.79	$49.79	03/12/12	0	209,558	531,090

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

Principal Stockholders

      Argo-Tech is a wholly owned subsidiary of AT Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value of $.01 per share. The following table sets forth the ownership of AT Holdings’ common stock as of October 26, 2002 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of AT Holdings’ common stock,

•	each director of Argo-Tech and AT Holdings, and

•	all of Argo-Tech and AT Holdings’ directors and executive officers as a group.

      On October 26, 2002, there were 645,293 shares of AT Holdings’ common stock outstanding, exclusive of treasury shares. AT Holdings also has 30,000 shares of its preferred stock outstanding. All of these shares are held by J.P. Morgan Partners, LLC. These preferred shares have no voting rights.

	Ownership of AT Holdings’ common stock

			Shares
		Number of	Attributable to
	Number	Immediately	Employee Stock
Name of	Beneficially	Exercisable	Ownership
Beneficial Owner	Owned	Options	Plan Account	Total		Percent of Class

State Street Bank and Trust Company	354,849	0	0	354,849		55.0
200 Newport Avenue Quincy, MA 02171
YC International, Inc.	39,000	0	0	39,000	(2)	6.0
725 South Figueroa Street Suite 3870 Los Angeles, CA 90117
AT Holdings, LLC	187,452	39,000 (2)	0	226,452		35.1
1390 Highway 50 East Suite 4 Carson City, NV 89701
J.P. Morgan Partners, LLC	0	46,025	0	46,025		6.7
1221 Avenue of the Americas New York, NY 10020
Confar, Thomas*	0	0	0	0		**
de Chastenet, Remi*	0	500	0	500		**
Dougherty, Thomas*	2,094	0	0	2,094		**
Keen, Paul†	13,881	8,381	3,524	25,786		3.9
Lipscomb, Michael*†	29,118	25,103	3,524	57,745		8.6
Nagata, Robert*	0	500	0	500		**
St. Clair, Frances*†	6,998	9,381	3,475	19,854		3.0
Storrie, Karl*	1,204	450	0	1,654		**
Directors and Executive Officers as a Group (8 persons)	53,295	44,315	10,523	108,133		15.4

*	Director of AT Holdings Corporation

**	Less than 1%

†	Director of Argo-Tech

(1)	State Street Bank and Trust Company is the trustee of the Employee Stock Ownership Plan. The Plan trustee holds shares of AT Holdings’ common stock in trust for the benefit of the plan. Under normal circumstances, the trustee votes all of the shares held by the plan in proportion to the actual voting directions of the plan participants. Under certain limited circumstances, the plan trustee may, in the exercise of its fiduciary duty, vote the shares held by the plan as a block. The share ownership numbers for officers do not include shares held through the plan, other than those shares directly attributed to the officer’s account.

(2)	AT Holdings, LLC has the option to purchase all of YC International’s shares of AT Holdings’ common stock. AT Holdings, LLC disclaims all beneficial ownership of those shares.

Item 13.	Certain Relationships and Related Transactions.

Upsilon International Corporation Distribution Agreement

      Upsilon International Corporation (“UIC”) was appointed the exclusive distributor of Argo-Tech engine fuel pump and certain air frame products manufactured at our Cleveland, Ohio facility, first in 1990 with respect to the Japanese market, and in 1994 for the entire international market under a long-term distribution agreement. Effective December 15, 2000 UIC was also appointed an Argo-Tech non-exclusive sales agent for engine overhaul and repair and certain other product support agreements. UIC is owned by YC International, Inc., which is under the control of Mr. Masashi Yamada, a stockholder of AT Holdings Corporation, the parent company of Argo-Tech, through his control of YC International and AT Holdings, LLC. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the contract term of 50 years with respect to UIC’s distribution activities, and termination provisions relating to such distribution activities which are more favorable to UIC than industry norm. The agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by UIC and a sales commission of 5% on international overhaul and repair business obtained by Argo-Tech after December 15, 2000. For fiscal 2002, sales by Upsilon International accounted for approximately 14% of our net revenues.

Officer Loans

      Each of the Named Executives have entered into presently outstanding recourse loan agreements with AT Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 2002 for each such Named Executive was: $526,582 (Mr. Lipscomb), $283,758 (Mr. Keen) and $74,742 (Ms. St. Clair). Each loan is due October 30, 2005 and accrues interest at 6.75% annually. These loans, secured by a pledge of AT Holdings’ common stock, were extended for the purchase of AT Holdings’ common stock, or for the personal use of the Named Executive. Each of the Named Executives having an outstanding loan has entered into a pledge agreement and promissory note with AT Holdings in connection with such loans. We believe that the terms of these loans are no less favorable to AT Holdings than would have been available pursuant to arms’ length negotiations with unaffiliated parties.

Purchase of Senior Subordinated Notes

      On November 22, 2002, Mr. Lipscomb, Ms. St. Clair and eight other key management employees purchased a total of $1,000,000 in principal amount of our 8 5/8% senior subordinated notes. These notes were purchased in an open market transaction arranged by Deutsche Bank Securities for a total purchase price of $700,000 plus accrued interest from October 1, 2002 through November 22, 2002. Mr. Lipscomb purchased $652,000 in principal amount of notes through the Argo-Tech Corporation Trust Agreement, dated October 28, 1994, which was amended effective November 22, 2002, to permit this purchase of notes. Ms. St. Clair purchased $130,000 in principal amount of notes.

PART IV

Item 14.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act.

(b)	Changes in internal controls. There were no significant changes in Argo-Tech’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Financial Statements

      The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Consolidated Balance Sheets — October 27, 2001 and October 26, 2002

Consolidated Statements of Net Income — Years ended October 28, 2000, October 27, 2001 and October 26, 2002

Consolidated Statements of Cash Flows — Years ended October 28, 2000, October 27, 2001 and October 26, 2002

Consolidated Statements of Shareholder’s Equity/ (Deficiency) — Years ended October 28, 2000, October 27, 2001 and October 26, 2002

Notes to Consolidated Financial Statements — October 26, 2002

Report of Independent Auditors

(a)(2)	Financial Statement Schedules

      No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(a)(3)	Exhibits

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).

3.2	Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).

4.1	Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

4.2	First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).

4.3	Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).

10.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.2*	Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

Exhibit
Number		Description of Document

10.3*		Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.4*		Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.5*		Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333- 38223).

10.6*		First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333- 38223).

10.7*		Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.8*		First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.9*		Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).

10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).

10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.16	*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).

10.17	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

Exhibit
Number		Description of Document

10.18	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333- 38223).

10.19	*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).

10.20	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.21		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.22		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.23		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.24		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.25		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.26		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.27		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.28	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).

10.29	*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

10.30	*	Amendment to the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).

10.31	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

Exhibit
Number		Description of Document

10.32	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

10.33		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).

10.34		Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, for the year ended October 28, 2000).

10.35	**	Amendment, dated October 26, 2002 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

10.36	**	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994.

12**		Statement regarding computation of ratios.

21		List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

99**		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith

(b)	We did not file any reports on Form 8-K during the fourth quarter of 2002.

(c)	The exhibits which are listed under Item 15(a)(3) are filed or incorporated by reference herein.

(d)	No financial statement schedules are required to be filed herein, therefore, none are listed under Item 15(a)(2).

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

Date: January 24, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL S. LIPSCOMB Michael S. Lipscomb	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	January 24, 2003
/s/ FRANCES S. ST. CLAIR Frances S. St. Clair	Vice President and Chief Financial Officer and Director (Principal Financial Officer)	January 24, 2003
/s/ PAUL R. KEEN Paul R. Keen	Vice President, General Counsel, Secretary and Director	January 24, 2003
/s/ PAUL A. SKLAD Paul A. Sklad	Controller (Principal Accounting Officer)	January 24, 2003

CERTIFICATION

I, Michael S. Lipscomb, certify that:

1. I have reviewed this annual report on Form 10-K of Argo-Tech Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

By:	/s/ MICHAEL S. LIPSCOMB ______________________________________ Michael S. Lipscomb Chairman, President and CEO

CERTIFICATION

I, Frances S. St. Clair, certify that:

1. I have reviewed this annual report on Form 10-K of Argo-Tech Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 24, 2003

By:	/s/ FRANCES S. ST. CLAIR ______________________________________ Frances S. St. Clair Vice President and CFO

ARGO-TECH CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED OCTOBER 26, 2002

ITEM 8 AND ITEM 15(a)(1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors

of Argo-Tech Corporation and subsidiaries
(a wholly-owned subsidiary of AT Holdings Corporation)

      We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and subsidiaries (a wholly-owned subsidiary of AT Holdings Corporation) (the “Company”) as of October 26, 2002 and October 27, 2001 and the related consolidated statements of net income, shareholder’s equity/(deficiency), and cash flows for each of the three years in the period ended October 26, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 26, 2002 and October 27, 2001, and the results of its operations and its cash flows for each of the three years in the period ended October 26, 2002 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the consolidated financial statements, effective October 28, 2001, the Company changed its method of accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

January 24, 2003

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
October 26, 2002 and October 27, 2001

	2002	2001

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,769	$8,057
Receivables, net	24,550	32,051
Income tax receivable	3,274	3,885
Inventories	25,123	28,861
Deferred income taxes and prepaid expenses	5,002	5,648

Total current assets	75,718	78,502

PROPERTY AND EQUIPMENT, net of accumulated depreciation	26,204	29,027
GOODWILL, net of accumulated amortization	110,059	108,933
INTANGIBLE ASSETS, net of accumulated amortization	38,331	44,145
OTHER ASSETS	10,021	12,967

Total Assets	$260,333	$273,574

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$16,000	$18,612
Accounts payable	5,252	4,840
Accrued liabilities	21,114	19,146

Total current liabilities	42,366	42,598

LONG-TERM DEBT, net of current maturities	219,045	234,768
OTHER NONCURRENT LIABILITIES	21,720	24,333

Total Liabilities	283,131	301,699

REDEEMABLE ESOP STOCK	11,355	18,194
Unearned ESOP stock	(2,520)	(4,200)

	8,835	13,994
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated other comprehensive loss	(3,235)	(1,948)
Accumulated deficit	(28,398)	(40,171)

Total shareholder’s equity/(deficiency)	(31,633)	(42,119)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$260,333	$273,574

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME
For the Fiscal Years Ended October 26, 2002, October 27, 2001 and October 28, 2000

	2002	2001	2000

	(In thousands)
Net revenues	$155,303	$173,208	$159,353
Cost of revenues	88,669	94,175	92,483

Gross profit	66,634	79,033	66,870

Selling, general and administrative	23,359	23,094	24,404
Research and development	11,722	10,265	9,597
Amortization of intangible assets	3,721	7,515	7,517

Operating expenses	38,802	40,874	41,518

Income from operations	27,832	38,159	25,352
Interest expense	21,434	24,534	25,644
Other, net	(97)	(51)	(402)

Income before income taxes	6,495	13,676	110
Income tax provision (benefit)	569	2,876	(642)

Net income	$5,926	$10,800	$752

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY)
For the Fiscal Years Ended October 26, 2002, October 27, 2001 and October 28, 2000

			Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income/(Loss)	Deficit	Total

	(In thousands)
BALANCE, OCTOBER 30, 1999	$—	$—	$132	$(79,087)	$(78,955)

Net income				752	752
Reduction of redeemable ESOP stock				25,133	25,133
Dividend				(5,383)	(5,383)
Foreign currency translation adjustment			(101)		(101)
Other, net				(288)	(288)

BALANCE, OCTOBER 28, 2000	—	—	31	(58,873)	(58,842)
Net income				10,800	10,800
Additional minimum pension liability			(1,828)		(1,828)
Reduction of redeemable ESOP stock				9,081	9,081
Dividend				(1,661)	(1,661)
Foreign currency translation adjustment			(151)		(151)
Activity related to stock options				526	526
Other, net				(44)	(44)

BALANCE, OCTOBER 27, 2001	—	—	(1,948)	(40,171)	(42,119)
Net income				5,926	5,926
Additional minimum pension liability			(1,273)		(1,273)
Reduction of redeemable ESOP stock				6,504	6,504
Dividend				(578)	(578)
Foreign currency translation adjustment			(14)		(14)
Other, net				(79)	(79)

BALANCE, OCTOBER 26, 2002	$—	$—	$(3,235)	$(28,398)	$(31,633)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 26, 2002, October 27, 2001 and October 28, 2000

	2002	2001	2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,926	$10,800	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,608	5,559	5,977
Amortization of intangible assets and deferred financing costs	5,779	9,655	9,658
Accretion of bond discount	277	252	230
Compensation expense recognized in connection with employee stock ownership plan	1,344	2,091	2,972
Compensation expense recognized in connection with stock options		526
Amortization of inventory step-up			155
Deferred pension cost	(1,375)	(2,299)	(523)
Deferred income taxes	(1,658)	(1,962)	(2,136)
Changes in operating assets and liabilities:
Receivables	8,112	(8,928)	3,161
Inventories	3,738	1,254	3,773
Prepaid expenses	307	301	(191)
Accounts payable	412	(150)	(1,657)
Accrued and other liabilities	3,284	1,161	382
Other, net	(30)	(197)	(126)

Net cash provided by operating activities	30,724	18,063	22,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,785)	(1,885)	(3,025)

Net cash used in investing activities	(1,785)	(1,885)	(3,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional borrowing of long-term debt			6,000
Repayment of long-term debt	(18,612)	(11,634)	(17,343)
Durodyne acquisition note payable			(1,112)
Payment of financing related fees	(37)		(263)
Dividend	(578)	(1,661)	(5,383)

Net cash used in financing activities	(19,227)	(13,295)	(18,101)

CASH AND CASH EQUIVALENTS:
Net increase for the period	9,712	2,883	1,301
Balance, Beginning of period	8,057	5,174	3,873

Balance, End of period	$17,769	$8,057	$5,174

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended October 26, 2002, October 27, 2001 and October 28, 2000

1.	Basis of Presentation

      The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its subsidiaries (the “Company”) include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. The fiscal years ended October 26, 2002, October 27, 2001 and October 28, 2000 consisted of 52 weeks. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company’s financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

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

      Goodwill — Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at the dates of acquisition.

      Intangible Assets — In conjunction with the acquisition of Argo-Tech Corporation Costa Mesa in 1997, the Company recognized identified intangible assets, which are amortized on a straight-line basis over their estimated economic lives as follows:

Contracts	10 Years
Spare Parts Annuity	10-28 Years
Patents	14-17 Years

      Deferred Financing Costs — The costs of obtaining financing are included in Other Assets in the Consolidated Balance Sheets and are amortized over the terms of the financing. The amortized cost is included in

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense in the consolidated statements of net income. Accumulated amortization at October 26, 2002 and October 27, 2001 was $9,404,000, and $7,346,000 respectively.

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

      Derivative Financial Instruments — All derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At October 26, 2002 the Company did not have any open derivative contracts.

      Revenue Recognition — Revenues are generally recognized when goods are shipped or services provided.

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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Balance Sheet Information

      The major components of the following balance sheet captions were (in thousands):

	October 26,	October 27,
	2002	2001

Accrued liabilities:
Salaries and accrued compensation	$8,086	$7,077
Accrued interest	1,315	1,315
Accrued warranty	1,493	1,668
Accrued income taxes	4,833	3,120
Other	5,387	5,966

Total	$21,114	$19,146

Other noncurrent liabilities:
Deferred income taxes	$10,154	$13,323
Accrued post retirement benefits	10,287	9,843
Other	1,279	1,167

Total	$21,720	$24,333

4.	Receivables

      Receivables consist of the following (in thousands):

	October 26,	October 27,
	2002	2001

Amounts billed — net of allowance for uncollectible amounts of $310 and $316	$25,000	$31,598
Amounts unbilled (principally commercial customers):
Net reimbursable costs incurred on uncompleted contracts	847	16,550
Billings to date	(1,297)	(16,097)

Total unbilled — net	(450)	453

Net receivables	$24,550	$32,051

5.	Inventories

      Inventories consist of the following (in thousands):

	October 26,	October 27,
	2002	2001

Finished goods	$1,861	$2,100
Work-in-process and purchased parts	16,593	17,696
Raw materials and supplies	11,723	12,975

Total	30,177	32,771
Reserve for excess and obsolete inventory	(5,054)	(3,910)

Inventories — net	$25,123	$28,861

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets

      The following is a summary of intangible assets, other than goodwill (in thousands):

	October 26, 2002		October 27, 2001

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Contracts	$17,100	$8,693	$17,100	$6,983
Spare parts annuity	38,200	8,537	38,200	6,857
Patents	387	126	387	102
Workforce-in-place			4,900	2,500

Total	$55,687	$17,356	$60,587	$16,442

      Amortization expense recorded on the intangible assets for the fiscal years ended October 26, 2002 and October 27, 2001 was $3.4 million and $4.0 million, respectively. The reduction in the gross carrying amount and accumulated amortization in the table above reflect the removal of the intangible asset, workforce in place, which was reclassified from intangible assets to goodwill upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142. The estimated amortization expense for each of the four succeeding fiscal years 2003 through 2006 is $3.4 million and in fiscal year 2007 is $3.2 million.

7.	Goodwill

      Argo-Tech adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of October 28, 2001. Under this statement, goodwill and other intangibles determined to have an infinite life are no longer amortized; however, these assets are to be reviewed for impairment on a periodic basis. Argo-Tech completed its transitional impairment test for goodwill during the second fiscal quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment being recorded upon the adoption of SFAS No. 142. Goodwill is subject to an impairment test at least annually thereafter. All of the Company’s goodwill is allocated to its Aerospace segment.

      Upon adoption of SFAS No. 142, $2.4 million related to the unamortized portion of the intangible asset, workforce in place, was reclassified from intangible assets to goodwill along with the related long-term deferred tax liability of $1.0 million. The following pro forma information shows what income would have been had SFAS No. 142 been in effect as of October 31, 1999:

	2002	2001	2000

Net income as reported	$5,926	$10,800	$752
Add amortization expense:
Goodwill		3,489	3,490
Workforce in place, net of tax of $245 and $245		367	367

Adjusted net income	$5,926	$14,656	$4,609

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

      Owned Property — Property and equipment owned by the Company consists of the following (in thousands):

	October 26,	October 27,
	2002	2001

Land and land improvements	$7,663	$7,663
Buildings and building equipment	34,199	34,058
Machinery and equipment	39,045	37,383
Office and automotive equipment	7,409	7,721
Construction-in-progress	979	822

Total	89,295	87,647
Accumulated depreciation	(63,091)	(58,620)

Total — net	$26,204	$29,027

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

      Total rental revenue under the property leases and service contracts is included in “Net revenues” and was as follows for the fiscal years ended 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Minimum contractual amounts under property leases	$4,526	$4,368	$4,548
Service contracts revenue based on usage	792	862	847

Total	$5,318	$5,230	$5,395

      Future minimum rentals under the noncancelable property leases and service contracts at October 26, 2002 are (in thousands): $3,923 in 2003, $2,270 in 2004, $741 in 2005, $271 in 2006, and $6 in 2007.

9.	Employee Benefit Plans

      Employee Stock Ownership Plan — The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of AT Holdings Corporation held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $1,344,000, $2,091,000 and $2,972,000 for the fiscal years ended 2002, 2001 and 2000, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, “Unearned ESOP shares”.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary information regarding ESOP activity consists of the following:

	October 26,	October 27,
	2002	2001

Allocated shares	315,000	273,000
Shares released for allocation	42,000	42,000
Unearned ESOP shares	63,000	105,000

Total ESOP shares	420,000	420,000
Repurchased shares received as distributions	(65,151)	(54,588)

Total available ESOP shares	354,849	365,412

Fair market value of unearned ESOP shares	$2,016,000	$5,227,950

      All of the shares acquired for the ESOP (both allocated and unearned shares) are owned and held in trust by the ESOP.

      The stock of AT Holdings Corporation is not listed or traded on an active stock market and market prices are, therefore, not available. Annually, an independent financial consulting firm determines the fair market value based upon the Company’s performance and financial condition.

      The Company provides an “internal market” for shareholders through its purchase of their common shares. Participants in the Company’s ESOP have the right to require the Company, within a specified period, to repurchase shares received as distributions under the ESOP at their fair market value.

      Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors four employee savings plans, which cover substantially all of the Company’s employees. The plan covering Argo-Tech Corporation Costa Mesa employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $408,000, $373,000 and $507,000 in fiscal years 2002, 2001 and 2000 respectively.

      A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Service cost — benefits earned during the period	$255	$196	$224
Interest cost on projected benefit obligation	1,279	1,191	1,149
Expected return on plan assets	(1,628)	(1,666)	(1,642)
Net amortization and deferral	218	(99)	(135)

Net periodic pension cost/ (benefit)	124	(378)	(404)

Settlement (gain)/ loss	(184)
Special termination benefits	770

Net periodic pension cost/(benefit) after settlements	$710	$(378)	$(404)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 26,	October 27,
	2002	2001

Benefit obligation at beginning of year	$17,875	$15,309
Service cost	255	196
Interest cost	1,279	1,191
Benefits paid	(918)	(900)
Actuarial (gain) loss	(547)	95
Change due to amendments	401
Curtailments	118
Settlements	(1,222)
Special termination benefits	770
Change in discount rate	1,169	1,984

Benefit obligation at end of year	$19,180	$17,875

      The following table sets forth the change in plan assets (in thousands):

	October 26,	October 27,
	2002	2001

Fair value of plan assets at beginning of year	$18,789	$19,291
Actual return on plan assets	(965)	(114)
Employer contributions	1,000	512
Benefits paid	(918)	(900)
Settlements	(1,222)

Fair value of plan assets at end of year	$16,684	$18,789

      The following table sets forth the funded status of the plans (in thousands):

	October 26,	October 27,
	2002	2001

Funded status	$(2,496)	$914
Unrecognized net loss	5,169	1,789
Unrecognized prior service cost	543	224

Prepaid benefit cost	$3,216	$2,927

      Amounts recognized in the statements of financial position consist of (in thousands):

	October 26,	October 27,
	2002	2001

Prepaid benefit cost		$1,066
Accrued benefit liability	$(2,496)	(1,409)
Intangible asset	543	224
Accumulated other comprehensive loss	5,169	3,046

Net amount recognized	$3,216	$2,927

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Both of the plans for the year ended October 26, 2002 were underfunded. The foregoing net amounts regarding the pension benefit obligation and the value of plan assets for the year ended October 27, 2001 are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to the underfunded plan are as follows (in thousands):

October 27,
2001

Projected benefit obligation	$8,357
Fair value of plan assets	6,948

      The assumptions used to determine net periodic pension cost as well as the funded status are:

	2002	2001	2000

Discount rate	7.00%	7.50%	8.25%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%

      Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.

      The net postretirement benefit cost for the fiscal years ended 2002, 2001 and 2000 includes the following components (in thousands):

	2002	2001	2000

Service cost	$136	$124	$146
Interest cost	650	634	626
Net amortization and deferral	(7)	(32)

Net postretirement benefit cost	$779	$726	$772

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 26,	October 27,
	2002	2001

Benefit obligation at beginning of year	$9,167	$8,321
Service cost	136	124
Interest cost	650	634
Benefits paid	(335)	(188)
Actuarial (gain) loss	(330)	(584)
Change in discount rate	666	860

Benefit obligation at end of year	$9,954	$9,167

      The following table sets forth the funded status of the plans (in thousands):

	October 26,	October 27,
	2002	2001

Benefit obligation	$(9,954)	$(9,167)
Unrecognized net (gain) loss	(333)	(676)

Accrued benefit cost	$(10,287)	$(9,843)

      Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at October 26, 2002 by $1,499,132 with a corresponding effect on the 2002 postretirement benefit expense of $145,165. The discount rate used to estimate the accumulated postretirement benefit obligation was 7.00% and 7.50% for fiscal years 2002 and 2001.

10.     Income Taxes

      The income tax provision consists of the following for the fiscal years ended 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Current tax provision:
Federal	$1,647	$4,143	$1,590
State and local	580	695	(96)

Total	2,227	4,838	1,494
Deferred tax provision (benefit)	(1,658)	(1,962)	(2,136)

Income tax provision (benefit)	$569	$2,876	$(642)

      The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

	2002	2001	2000

Income tax provision at statutory rate	$2,273	$4,787	$39
State tax provision — net of federal benefits	366	451	(541)
Extraterritorial income (FSC)	(996)	(1,458)	(1,941)
R & D credit	(584)	(2,714)	(240)
Goodwill		1,195	1,222
ESOP	(114)	291	429
Other — net	(376)	324	390

Income tax provision (benefit)	$569	$2,876	$(642)

      During the fiscal year ended 2002, the Company received a net refund of income taxes of approximately $0.8. In fiscal years 2001 and 2000 the company paid (net of refunds received) approximately $6.6 and $2.2 million in income taxes, respectively.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	October 26,	October 27,
	2002	2001

Current:
Inventory	$1,312	$1,369
Employee benefits	1,273	1,285
Warranty	851	954
Engineering reserves	516	482
Other reserves	514	897

Total current	4,466	4,987

Long-term:
Hourly retiree medical	4,254	4,594
Prepaid pension benefit	531	(148)
Property and equipment	1,137	(206)
Intangible assets	(15,719)	(18,080)
Other — net	(357)	517

Total long-term	(10,154)	(13,323)

Net deferred tax liability	$(5,688)	$(8,336)

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

11.	Debt

      Summary — The Company’s long-term debt consists of the following (in thousands):

	October 26,	October 27,
	2002	2001

Term Loans	$41,850	$60,462
Revolving Credit Facility
Senior Subordinated Notes	193,195	192,918

Total borrowings	235,045	253,380
Current maturities	(16,000)	(18,612)

Long-term portion	$219,045	$234,768

      Credit Facility and Term Loans — The Company has available $115.0 million principal amount of Term Loans, and a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($19.5 million at October 26, 2002 after reduction of $.5 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of AT Holdings) as well as the unearned shares of the AT Holding’s common stock held by the ESOP. The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. On October 26, 2002, the Consolidated Interest Coverage Ratio for the fiscal quarter ending October 26, 2002 in the Credit Facility was amended, primarily to adjust for the decrease in consolidated earnings before interest, taxes, depreciation and amortization. In addition, the supplemental percentage of interest applied to an Alternate Base Rate or LIBOR, as chosen by the Company, was increased .25%. The Company was in compliance with the covenants at October 26, 2002. Interest was calculated, at the Company’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate for fiscal year 2002 ranged from .75% to 1.50% plus ABR or 1.75% to 2.50% plus LIBOR.

      Senior Subordinated Notes — The Company has outstanding $195.0 million 8 5/8% Senior Subordinated Notes due 2007 (the “Notes”). At October 26, 2002 the accreted value of the Notes was $193.2 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes will mature on October 1, 2007. After October 1, 2002, the Company may redeem the Notes, in whole or in part, at the redemption prices at the time, together with accrued and unpaid interest, if any, to the date of redemption.

      The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are subject to certain limitations and restrictions which the Company has not exceeded at October 26, 2002.

      Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2003	$16,000
2004	12,000
2005	13,850
2006
2007	193,195

Total	$235,045

      Total interest paid during the fiscal years ended 2002, 2001 and 2000 was $19.0 million, $22.1 million and $23.7 million, respectively.

12.	Segment Information

      The Company operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where the Company maintains its headquarters and one of its production facilities.

      The Company evaluates the performance of its segments based primarily on operating profit before amortization of goodwill, deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (in thousands):

2002

	Aerospace	Industrial	Corporate		Consolidated

Customer revenues	$120,891	$34,412	$		$155,303
Intersegment revenues
Eliminations
Operating profit (loss)	30,978	1,843		(1,268)	31,553
Amortization of intangible assets					3,721

Income from operations					27,832
Interest expense					21,434
Other, net					(97)

Income before tax					$6,495

Capital expenditures	1,240	545			1,785
Depreciation	2,796	1,362		450	4,608
Compensation expense recognized in connection with employee stock ownership plan	1,205	139			1,344

2001

	Aerospace	Industrial	Corporate		Consolidated

Customer revenues	$142,000	$31,208	$		$173,208
Intersegment revenues		10			10
Eliminations					(10)
Operating profit (loss)	47,548	(252)		(1,622)	45,674
Amortization of goodwill and intangible assets					7,515

Income from operations					38,159
Interest expense					24,534
Other, net					(51)

Income before tax					$13,676

Capital expenditures	1,453	432			1,885
Depreciation	3,124	1,165		1,270	5,559
Compensation expense recognized in connection with employee stock ownership plan	1,791	300			2,091
Compensation expense recognized in connection with stock options				526	526

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000

	Aerospace	Industrial	Corporate		Consolidated

Customer revenues	$129,406	$29,947	$		$159,353
Intersegment revenues		7			7
Eliminations					(7)
Operating profit (loss)	34,628	(204)		(1,555)	32,869
Amortization of goodwill and intangible assets					7,517

Income from operations					25,352
Interest expense					25,644
Other, net					(402)

Income before tax					$110

Capital expenditures	2,329	696			3,025
Depreciation	3,311	1,607		1,059	5,977
Amortization of inventory step-up				155	155
Compensation expense recognized in connection with employee stock ownership plan	2,645	327			2,972

13.     Major Customers and Export Sales

      During the fiscal years ended 2002, 2001 and 2000, the Company had revenues in excess of 10% from the following customers (in thousands):

	2002	2001	2000

Customer A (Related Party)	$21,231	$26,792	$21,969
Customer B			$16,261

      During the fiscal years ended 2002, 2001 and 2000, export sales to foreign customers were comprised of the following (in thousands):

	2002	2001	2000

Europe	$28,002	$34,954	$31,116
All others (individually less than 10%)	40,576	45,841	39,366

Total	$68,578	$80,795	$70,482

14.	Fair Value of Financial Instruments

      The Company has various financial instruments, including cash and short-term investments and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments and term loans approximates their fair value. The fair value of the Company’s Senior Subordinated Notes approximated $136.5 million at October 26, 2002 based upon quoted market prices. The Company does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

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

16.	New Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement become effective for the Company’s fiscal year beginning October 27, 2002. The Company has determined that this statement will not have any impact on its consolidated financial statements upon initial adoption.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement improves the financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement become effective for the Company’s fiscal year beginning October 27, 2002. The Company has determined that this statement will not have any impact on its consolidated financial statements upon initial adoption.

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

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements for the first quarter of its fiscal year 2003. Management is currently in the process of evaluating the potential impact that the adoption of FIN 45 will have on its consolidated financial statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Other Comprehensive Income (Loss)

      Other comprehensive income (loss) includes foreign currency translation adjustments and deferred pension expense (in thousands).

	2002	2001	2000

Net income	$5,926	$10,800	$752
Other comprehensive loss:
Foreign currency translation adjustment	(14)	(151)	(101)
Deferred pension expense	(2,123)	(3,046)

Other comprehensive loss before tax	(2,137)	(3,197)	(101)
Income tax benefit related to other comprehensive loss	850	1,218

Other comprehensive loss net of tax	(1,287)	(1,979)	(101)

Comprehensive income	$4,639	$8,821	$651

18.	Subsequent Event

      On January 24, 2003 the Company amended and restated its Credit Facility to allow for the re-amortization of the outstanding balance of the Term Loans, amending the Consolidated Interest Coverage Ratio for the remainder of the agreement, adjusting the supplemental percentage of interest applied to an Alternate Base Rate (ABR) or LIBOR, changing the commitment fee rate, increasing the Letter of Credit sublimit in the revolving credit facility to an amount not to exceed $5,000,000 and establishing a borrowing base covenant on revolving credit borrowings in excess of $10.0 million and a fixed charge coverage ratio. The maturities of the Company’s Term Loans are now as follows: $16.0 million, $12.0 million and $13.9 million for fiscal years 2003, 2004 and 2005, respectively. The supplemental percentage of interest applied to ABR or LIBOR, as chosen by the Company, when the leverage ratio, as defined by the ratio of total debt to EBITDA, exceeds the following multiples is now:

Leverage ratio:	ABR spread:	Eurodollar Spread:	Commitment Fee Rate:

Greater than or Equal to 6.00	2.50	3.50	0.75
Greater than or Equal to 4.00, but Less than 6.00	2.25	3.25	0.50
Less than 4.00	1.75	2.75	0.50

* * * * * *

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/A filed April 22,1999, SEC File No. 333-73179).

3.2		Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).

4.1		Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

4.2		First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).

4.3		Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).

10	.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.2*	Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.3*	Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.4*	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.5*	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.6*	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.7*	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.8*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.9*	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10	.10*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.11*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).

10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).

10	.14*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.15*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.16*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).

10	.17*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.18*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.19*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).

10	.20*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.21		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.22		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.23		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10.24		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.25		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.26		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10.27		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

10	.28*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).

10	.29*	AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

10	.30*	Amendment to the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).

10	.31*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

10	.32*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).

10.33		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).

10.34		Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, for the year ended October 28, 2000).

10	.35**	Amendment, dated October 26, 2002 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10	.36**	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994.

12	**	Statement regarding computation of ratios.

21		List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

99	**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith.