Form 10-Q
period 2003-01-25
ARGO TECH CORP
filed 2003-03-11
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 25, 2003, or

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

As of March 1, 2003, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1 — Condensed Financial Statements
Consolidated Balance Sheets as of January 25, 2003 and October 26, 2002	3
Consolidated Statements of Net Income (Loss) for the 13 week periods ended January 25, 2003 and January 26, 2002	4
Consolidated Statements of Cash Flows for the 13 week periods ended January 25, 2003 and January 26, 2002	5
Notes to Consolidated Financial Statements	6 - 10
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 - 13
Item 3 — Quantitative and Qualitative Disclosure about Market Risk	14
Item 4 — Controls and Procedures	14
PART II — OTHER INFORMATION
Item 6 — Exhibits and Reports on Form 8-K	14
Signature	15
Certifications	16-17

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JANUARY 25, 2003 AND OCTOBER 26, 2002
(In thousands, except share data)

	2003	2002

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,693	$17,769
Receivables, net	20,698	24,550
Income tax receivable	3,274	3,274
Inventories	27,281	25,123
Deferred income taxes and prepaid expenses	6,262	5,002

Total current assets	68,208	75,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation	25,617	26,204
GOODWILL, net of accumulated amortization	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	37,477	38,331
DEFERRED FINANCING AND OTHER ASSETS	10,719	10,021

Total Assets	$252,080	$260,333

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$9,000	$16,000
Accounts payable	4,261	5,252
Accrued liabilities	23,291	21,114

Total current liabilities	36,552	42,366

LONG-TERM DEBT, net of current maturities	216,119	219,045
OTHER NONCURRENT LIABILITIES	21,617	21,720

Total Liabilities	274,288	283,131

REDEEMABLE ESOP STOCK	11,355	11,355
Unearned ESOP stock	(2,100)	(2,520)

	9,255	8,835
SHAREHOLDER’S EQUITY/(DEFICIENCY)
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(3,173)	(3,235)
Accumulated deficit	(28,290)	(28,398)

Total shareholder’s equity/(deficiency)	(31,463)	(31,633)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$252,080	$260,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
FOR THE 13 WEEK PERIODS ENDED JANUARY 25, 2003 AND JANUARY 26, 2002

(In thousands)
UNAUDITED

	2003	2002

Net revenues	$34,248	$35,191
Cost of revenues	19,429	19,576

Gross profit	14,819	15,615

Selling, general and administrative	6,393	5,565
Research and development	2,508	2,709
Amortization of intangible assets	854	854

Operating expenses	9,755	9,128

Income from operations	5,064	6,487
Interest expense	5,297	5,591
Other, net	(61)	(16)

Income / (loss) before income taxes	(172)	912
Income tax benefit	(57)	(142)

Net income / (loss)	$(115)	$1,054

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEK PERIODS ENDED JANUARY 25, 2003 AND JANUARY 26, 2002

(In thousands)
UNAUDITED

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income / (loss)	$(115)	$1,054
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	1,052	1,273
Amortization of intangible assets and deferred financing costs	1,345	1,366
Accretion of bond discount	74	67
Compensation expense recognized in connection with employee stock ownership plan	630	630
Deferred income taxes	(532)	(829)
Changes in operating assets and liabilities:
Receivables	3,852	10,268
Inventories	(2,158)	(3,052)
Prepaid expenses	(1,146)	(951)
Accounts payable	(992)	(1,026)
Accrued and other liabilities	2,482	1,713
Other, net	75	(222)

Net cash provided by operating activities	4,567	10,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(465)	(213)

Net cash used in investing activities	(465)	(213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(10,000)	(4,653)
Payment of financing related fees	(1,178)	—
Dividend	—	(7)

Net cash used in financing activities	(11,178)	(4,660)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	(7,076)	5,418
Balance, Beginning of period	17,769	8,057

Balance, End of period	$10,693	$13,475

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEK PERIODS ENDED JANUARY 25, 2003 AND JANUARY 26, 2002
(Unaudited)

1.	BASIS OF PRESENTATION

The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its subsidiaries include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, Argo-Tech leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in its financial statements. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year presentation.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. The results of operations for the 13 week period ended January 25, 2003 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	January 25,	October 26,
	2003	2002

Finished goods	$1,676	$1,861
Work-in-process and purchased parts	18,863	16,593
Raw materials and supplies	11,755	11,723

Total	32,294	30,177
Reserve for excess and obsolete inventory	(5,013)	(5,054)

Inventories — net	$27,281	$25,123

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	January 25, 2003		October 26, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Contracts	$17,100	$9,121	$17,100	$8,693
Spare parts annuity	38,200	8,957	38,200	8,537
Patents	387	132	387	126

Total	$55,687	$18,210	$55,687	$17,356

Amortization expense recorded on the intangible assets for each of the 13 week periods ended January 25, 2003 and January 26, 2002 was $0.8 million. The estimated amortization expense for each of the four succeeding fiscal years 2003 through 2006 is $3.4 million and in fiscal year 2007 is $3.2 million.

5.	PRODUCT WARRANTY

Argo-Tech Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” effective as of our first quarter of fiscal 2003. FIN 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 13 week period ended January 25, 2003 (in thousands):

Beginning balance	$2,064
Accruals for warranties issued	54
Accruals for pre-existing warranties (including changes in estimate)	243
Warranty claims settled	(160)

Ending balance	$2,201

6.	CONTINGENCIES

Environmental Matters — The soil and groundwater at Argo-Tech’s Cleveland, Ohio facility and the Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of those facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

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

7.	SEGMENT INFORMATION

Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended January 25, 2003

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$26,792	$7,456	$—	$34,248
Operating profit (loss)	6,330	(298)	(114)	5,918
Amortization of intangible assets				854

Income from operations				5,064
Interest expense				5,297
Other, net				(61)

Loss before income taxes				$(172)

Capital expenditures	242	223		465
Depreciation	628	320	104	1,052
Compensation expense recognized in connection with employee stock ownership plan	561	69		630

13 Week Period Ended January 26, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$27,498	$7,693	$—	$35,191
Operating profit (loss)	7,416	132	(207)	7,341
Amortization of intangible assets				854

Income from operations				6,487
Interest expense				5,591
Other, net				(16)

Income before income taxes				$912

Capital expenditures	129	84		213
Depreciation	722	338	213	1,273
Compensation expense recognized in connection with employee stock ownership plan	560	70		630

8.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes foreign currency translation adjustments (in thousands).

	13 Week Period Ended

	January 25,	January 26,
	2003	2002

Net income (loss)	$(115)	$1,054
Other comprehensive income (loss):
Foreign currency translation adjustment	62	(204)

Other comprehensive income (loss) before tax	62	(204)
Income tax expense related to other comprehensive income	—	—

Other comprehensive income (loss), net of tax	62	(204)

Comprehensive income (loss)	$(53)	$850

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The amount recorded as a liability will be capitalized by increasing the carrying amount of the related long-lived asset. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid and is also adjusted for revisions to the timing of the amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The provisions of this statement became effective for the Company’s fiscal year beginning October 27, 2002. Management has determined that this statement did not have any impact on the Company’s consolidated financial statements at initial adoption.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This statement improves the financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of this statement became effective for the Company’s fiscal year beginning October 27, 2002. Management has determined that this statement did not have any impact on the Company’s consolidated financial statements at initial adoption.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management anticipates that the adoption of this statement is not likely to have a material effect on Argo-Tech’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. See Note 5 for this disclosure. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. The Company has not guaranteed any obligation before or after December 31, 2002 that would require disclosure under FIN 45.

In January 2003, the FASB issued Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The Company believes the adoption of this interpretation is not likely to have a material impact on its consolidated financial position or results of operations.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. Argo-Tech provides these products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying condensed consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

Recent Event

On January 24, 2003 Argo-Tech amended and restated its credit facility to: allow for the re-amortization of the outstanding balance of the term loans, amend the Consolidated Interest Coverage Ratio for the remainder of the agreement, adjust the supplemental percentage of interest applied to an Alternate Base Rate (ABR) or LIBOR, increase the commitment fee rate, increase the Letter of Credit sublimit in the revolving credit facility to an amount not to exceed $5,000,000 and establish a fixed charge coverage ratio and a borrowing base covenant on revolving credit borrowings in excess of $10.0 million. The maturities of Argo-Tech’s term loans are now as follows: $16.0 million, $12.0 million and $13.8 million for fiscal years 2003, 2004 and 2005, respectively. Pursuant to the agreement, Argo-Tech has the right to choose an ABR or LIBOR loan. The supplemental percentage of interest applied to our ABR or LIBOR loan is based on the leverage ratio, as defined by the ratio of total debt to EBITDA. The supplemental percentage of interest is now:

Leverage ratio:	ABR spread:	Eurodollar Spread:	Commitment Fee Rate:

Greater than or equal to 6.00	2.50	3.50	0.75
Greater than or equal to 4.00, but less than 6.00	2.25	3.25	0.50
Less than 4.00	1.75	2.75	0.50

Critical Accounting Policies

Argo-Tech’s condensed consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. These estimates and assumptions are an integral part of our condensed consolidated financial statements and are based on our knowledge and experience about past and current events. Accounting policies that we believe are most critical to our financial condition and operating results pertain to the valuation of accounts receivable, valuation of excess and obsolete inventory, goodwill and intangible assets and revenue recognition. Argo-Tech’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included with the Company’s Form 10-K for the fiscal year ended October 26, 2002.

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

Results of Operations for the 13 Week Period Ended January 25, 2003 Compared With the 13 Week Period Ended January 26, 2002

Net revenues for the 13 week period ended January 25, 2003 decreased $1.0 million, or 2.8%, to $34.2 million from $35.2 million for the 13 week period ended January 26, 2002. This decrease was due to a decrease in aerospace revenues of $0.7 million and a decrease of $0.3 million in industrial revenues. The decrease in aerospace revenues was attributable to a decrease in commercial revenues of $3.4 million offset by an increase of $2.7 million in military revenues. Commercial OEM revenues decreased $0.5 million, or 10.9%, to $4.1 million and commercial aftermarket revenues decreased $2.9 million, or 17.6%, to $13.6 million in the 13 week period ended January 27, 2003. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul activities. The lower demand for aftermarket sales and activities is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased primarily due to revenue related to increased sales of KC-135 aerial refueling components, F-16 airframe components and a higher rate of purchases of aftermarket parts and overhaul services on a variety of aerial refueling and airframe programs. Industrial revenues decreased $0.3 million, primarily due to a decrease in cryogenic pump and industrial gas turbine revenues offset by an increase in ground fueling revenues.

Aerospace gross profit for the 13 week period ended January 25, 2003 decreased $0.5 million, or 3.8%, to $12.7 million from $13.2 million in the 13 week period ended January 26, 2002. Gross margin decreased to 47.4% in the 13 week period ended January 25, 2003 from 48.0% in the 13 week period ended January 26, 2002. The decrease in gross profit and gross margin is primarily attributable to a decrease in higher margin commercial aerospace aftermarket revenues partially offset by a change in classification and allocation of $0.6 million of certain costs to selling, general and administrative expenses. Industrial gross profit for the 13 week period ended January 25, 2003 decreased $0.3 million, or 11.5%, to $2.3 million from $2.6 million in the 13 week period ended January 26, 2002. The decrease in gross profit was attributable to lower cryogenic pump and industrial gas turbine revenues. Gross margin, which decreased to 31.1% in the 13 week period ended January 25, 2003 from 33.8% in the 13 week period ended January 26, 2002, was lower primarily due to an unfavorable sales mix of ground fueling products.

Operating expenses for the 13 week period ended January 25, 2003 increased $0.6 million, or 6.6%, to $9.7 million from $9.1 million in the 13 week period ended January 26, 2002. This increase is primarily due to an increase in selling, general and administrative expenses of $0.6 million due to a change in classification and allocation of certain costs from cost of sales, a $0.2 million increase in marketing costs offset by a slight decrease of $0.2 million in research and development expenses. Operating expenses as a percent of revenues were 28.4% for the 13 week period ended January 25, 2003 as compared to 25.9% for the 13 week period ended January 6, 2002.

Income from operations for the 13 week period ended January 25, 2003 decreased $1.4 million, or 21.5%, to $5.1 million from $6.5 million in the 13 week period ended January 26, 2002. As a percent of revenues, income from operations for the 13 week period ended January 25, 2003 decreased to 14.9% from 18.5% for the 13 week period ended January 26, 2002. The decrease was primarily attributable to a reduction in the sales of higher margin aerospace products and the decrease of cryogenic pump and industrial gas turbine revenues.

Interest expense decreased $0.3 million, or 5.3%, to $5.3 million for the 13 week period ended January 25, 2003 from $5.6 million in the 13 week period ended January 26, 2002 due to lower outstanding borrowings on the term loans.

The income tax benefit was $0.1 million for each of the 13 week periods ended January 25, 2003 and January 26, 2002.

Net income for the 13 week period ended January 25, 2003 decreased $1.1 million, to a loss of $0.1 million from an income of $1.0 million for the 13 week period ended January 26, 2002, primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the period ended January 25, 2003 decreased $7.1 million to $10.7 million. This was primarily due to a decrease in operating income and an increase in inventory and prepaid expenses along with the scheduled repayment of the term loans and payment of financing fees associated with amending and restating the credit agreement offset by a decrease in receivables and an increase in accrued and other liabilities.

Capital expenditures for the 13 week period ended January 25, 2003 totaled $0.5 million compared to $0.2 million for the 13 week period ended January 26, 2002. Argo-Tech expects to incur capital expenditures of approximately $3.5 million for the remainder of fiscal year 2003, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

As stated under “Recent Event” found elsewhere in this report, the Company amended and restated its credit facility in January 2003. Long-term debt at January 25, 2003 consisted of $31.8 million principal amount of term loans and $193.3 million principal amount of senior subordinated notes. A scheduled payment of $10.0 million was made on the term loans in the 13 week period ended January 25, 2003. At January 25, 2003, Argo-Tech has available, after $1.0 million of letters of credit, a $19.0 million revolving credit facility. As of January 25, 2003, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows:

	2003(1)	2004	2005	2006	2007

Contractual Obligations:
Long Term Debt	$6.0	$12.0	$13.8	$—	$195.0
Operating Leases	0.2	0.3	—	—	—

Total Contractual Cash Obligations	$6.2	$12.3	$13.8	$—	$195.0

(1)  — Amount remaining for fiscal year 2003. Total obligation was $16.3 million.

We believe that cash flow from operations will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, and to make scheduled payments on our indebtedness depends on our future operating performance and cash flow. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that Argo-Tech will be able to refinance any of its indebtedness on commercially reasonable terms or at all. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At January 25, 2003, Argo-Tech had fixed rate debt totaling $195.0 million, including $2.0 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $31.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures as of a date within 90 days before the filing of this report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act.

(b)  Changes in internal controls. There were no significant changes in Argo-Tech’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 10.1 — Amended and Restated Credit Agreement dated January 24, 2003.

Exhibit 99 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2003	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair

Frances S. St. Clair
Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

	By: /s/	Michael S. Lipscomb

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

	By: /s/	Frances S. St. Clair

Frances S. St. Clair
Vice President and CFO