Form 10-Q
period 2003-04-26
ARGO TECH CORP
filed 2003-06-09
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended April 26, 2003, or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to ___________.

Commission file number 333-38223

ARGO-TECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1521125 (I.R.S. employer identification no.)

23555 Euclid Avenue Cleveland, Ohio (Address of principal executive offices)	44117 (Zip code)

(216) 692-6000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      X  YES    __ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
__ YES     X  NO

All of the outstanding capital stock of the registrant is held by AT Holdings Corporation

As of June 1, 2003, 1 share of the registrant’s common stock, $.01 par value, was outstanding

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1 – Condensed Financial Statements
Consolidated Balance Sheets as of April 26, 2003 and October 26, 2002	3
Consolidated Statements of Net Income for the 26 week periods and 13 week periods ended April 26, 2003 and April 27, 2002	4
Consolidated Statements of Cash Flows for the 26 week periods ended April 26, 2003 and April 27, 2002	5
Notes to Consolidated Financial Statements	6 - 10
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 15
Item 3 - Quantitative and Qualitative Disclosure about Market Risk	15
Item 4 – Controls and Procedures	15
PART II — OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K	16
Signature	17
Certifications	18-19

PART I — FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
APRIL 26, 2003 AND OCTOBER 26, 2002
(In thousands, except share data)

	2003	2002

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,790	$17,769
Receivables, net	22,957	24,550
Income tax receivable	3,274	3,274
Inventories	25,898	25,123
Deferred income taxes and prepaid expenses	5,768	5,002

Total current assets	65,687	75,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation	24,946	26,204
GOODWILL, net of accumulated amortization	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	36,623	38,331
DEFERRED FINANCING AND OTHER ASSETS	10,102	10,021

Total Assets	$247,417	$260,333

LIABILITIES
CURRENT LIABILITIES:
Current portion of long-term debt	$10,000	$16,000
Accounts payable	4,104	5,252
Accrued liabilities	19,875	21,114

Total current liabilities	33,979	42,366

LONG-TERM DEBT, net of current maturities	213,194	219,045
OTHER NONCURRENT LIABILITIES	21,451	21,720

Total Liabilities	268,624	283,131

REDEEMABLE ESOP STOCK	11,120	11,355
Unearned ESOP stock	(1,680)	(2,520)

	9,440	8,835
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(3,218)	(3,235)
Accumulated deficit	(27,429)	(28,398)

Total shareholder’s equity/(deficiency)	(30,647)	(31,633)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$247,417	$260,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands)
UNAUDITED

	26 Week Period Ended		13 Week Period Ended
	April 26, 2003	April 27, 2002	April 26, 2003	April 27, 2002

Net revenues	$75,956	$74,537	$41,708	$39,346
Cost of revenues	45,141	41,853	25,712	22,277

Gross profit	30,815	32,684	15,996	17,069

Selling, general and administrative	13,156	11,772	6,763	6,207
Research and development	4,775	6,063	2,267	3,354
Amortization of intangible assets	1,707	1,708	853	854

Operating expenses	19,638	19,543	9,883	10,415

Income from operations	11,177	13,141	6,113	6,654
Interest expense	10,620	10,857	5,323	5,266
Other, net	(76)	(66)	(15)	(50)

Income before income taxes	633	2,350	805	1,438

Income tax provision	141	94	198	236

Net income	$492	$2,256	$607	$1,202

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEK PERIODS ENDED APRIL 26, 2003 AND APRIL 27, 2002

(In thousands)
UNAUDITED

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$492	$2,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,105	2,484
Amortization of intangible assets and deferred financing costs	2,852	2,733
Accretion of bond discount	148	135
Compensation expense recognized in connection with employee stock ownership plan	1,260	1,260
Deferred income taxes	(1,085)	(1,131)
Changes in operating assets and liabilities:
Receivables	1,593	8,388
Inventories	(775)	(719)
Prepaid expenses	(593)	(450)
Accounts payable	(1,149)	(1,212)
Accrued and other liabilities	(595)	(1,963)
Other, net	15	226

Net cash provided by operating activities	4,268	12,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(848)	(656)

Net cash used in investing activities	(848)	(656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(12,000)	(9,306)
Payment of financing related fees	(1,224)	—
Purchase of AT Holdings stock from former ESOP participants	(235)	(458)
Other, net	60	(35)

Net cash used in financing activities	(13,399)	(9,799)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	(9,979)	1,552
Balance, Beginning of period	17,769	8,057

Balance, End of period	$7,790	$9,609

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEK PERIODS ENDED APRIL 26, 2003 AND APRIL 27, 2002
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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 26, 2002. The results of operations for the 26 week and 13 week periods ended April 26, 2003 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	April 26,	October 26,
	2003	2002

Finished goods	$1,744	$1,861
Work-in-process and purchased parts	17,896	16,593
Raw materials and supplies	11,119	11,723

Total	30,759	30,177
Reserve for excess and obsolete inventory	(4,861)	(5,054)

Inventories - net	$25,898	$25,123

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	April 26, 2003		October 26, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Contracts	$17,100	$9,549	$17,100	$8,693
Spare parts annuity	38,200	9,377	38,200	8,537
Patents	387	138	387	126

Total	$55,687	$19,064	$55,687	$17,356

Amortization expense recorded on the intangible assets for the 13 week and 26 week periods ended April 26, 2003 and April 27, 2002 was $0.8 million and $1.7 million, respectively. The estimated amortization expense for each of the four succeeding fiscal years 2003 through 2006 is $3.4 million and in fiscal year 2007 is $3.2 million.

5.	PRODUCT WARRANTY

Argo-Tech Corporation adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” effective as of its first quarter of fiscal 2003. FIN 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 26 week period ended April 26, 2003 (in thousands):

Beginning balance	$2,064
Accruals for warranties issued	39
Accruals for pre-existing warranties (including changes in estimate)	512
Warranty claims settled	(324)

Ending balance	$2,291

6.	CONTINGENCIES

Environmental Matters - The soil and groundwater at Argo-Tech’s Cleveland, Ohio facility and Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

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

Argo-Tech operates in two business segments: Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world, consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended April 26, 2003

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$32,203	$9,505	$—	$41,708
Operating profit (loss)	6,975	71	(80)	6,966
Amortization of intangible assets				853

Income from operations				6,113
Interest expense				5,323
Other, net				(15)

Income before income taxes				$805

Capital expenditures	191	192		383
Depreciation	634	318	101	1,053
Compensation expense recognized in connection with employee stock ownership plan	559	71		630

13 Week Period Ended April 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$30,948	$8,398	$—	$39,346
Operating profit (loss)	7,963	291	(746)	7,508
Amortization of intangible assets				854

Income from operations				6,654
Interest expense				5,266
Other, net				(50)

Income before income taxes				$1,438

Capital expenditures	255	188		443
Depreciation	696	343	172	1,211
Compensation expense recognized in connection with employee stock ownership plan	560	70		630

26 Week Period Ended April 26, 2003

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$58,995	$16,961	$—	$75,956
Operating profit (loss)	13,305	(227)	(194)	12,884
Amortization of intangible assets				1,707

Income from operations				11,177
Interest expense				10,620
Other, net				(76)

Income before income taxes				$633

Capital expenditures	433	415		848
Depreciation	1,262	638	205	2,105
Compensation expense recognized in connection with employee stock ownership plan	1,120	140		1,260

26 Week Period Ended April 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$58,446	$16,091	$—	$74,537
Operating profit (loss)	15,379	423	(953)	14,849
Amortization of intangible assets				1,708

Income from operations				13,141
Interest expense				10,857
Other, net				(66)

Income before income taxes				$2,350

Capital expenditures	384	272		656
Depreciation	1,418	681	385	2,484
Compensation expense recognized in connection with employee stock ownership plan	1,120	140		1,260

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments (in thousands).

	26 week period ended		13 week period ended

	April 26,	April 27,	April 26,	April 27,
	2003	2002	2003	2002

Net income	$492	$2,256	$607	$1,202
Other comprehensive income (loss):
Foreign currency translation adjustment	17	(93)	(45)	111

Other comprehensive income (loss) before tax	17	(93)	(45)	111
Income tax benefit related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	17	(93)	(45)	111

Comprehensive income	$509	$2,163	$562	$1,313

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management determined the adoption of this statement had no effect on Argo-Tech’s consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. See Note 5 for this disclosure. Argo-Tech will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Argo-Tech has not guaranteed any other obligation before or after December 31, 2002 that would require disclosure under FIN 45.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. Management believes the adoption of this interpretation is not likely to have a material impact on Argo-Tech’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments (as identified in the scope of the statement), as a liability (or an asset in some circumstances), that were previously classified as equity. The provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world, consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. Argo-Tech provides these products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio, where we maintain our headquarters and one of our production facilities.

The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying condensed consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

Critical Accounting Policies

Argo-Tech’s condensed consolidated financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. These estimates and assumptions are an integral part of our condensed consolidated financial statements and are based on our knowledge and experience about past and current events. Accounting policies that we believe are most critical to our financial condition and operating results pertain to the valuation of accounts receivable, valuation of excess and obsolete inventory, goodwill and intangible assets and revenue recognition. Argo-Tech’s significant accounting policies are described in Note 2 to the consolidated financial statements included with its Form 10-K for the fiscal year ended October 26, 2002.

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

Results of Operations for the 13 Week Period Ended April 26, 2003 Compared With the 13 Week Period Ended April 27, 2002

Net revenues for the 13 week period ended April 26, 2003 increased $2.4 million, or 6.1%, to $41.7 million from $39.3 million for the 13 week period ended April 27, 2002. This increase was primarily due to an increase in aerospace revenues of $1.3 million and an increase of $1.1 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $4.1 million of military revenues offset by a decrease of $2.8 million in commercial aerospace revenues. Commercial OEM revenues remained constant with last year at $5.7 million and commercial aftermarket revenues decreased $2.8 million, or 16.0%, to $14.7 million in the 13 week period ended April 26, 2003. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul activities. The lower demand for aftermarket sales and activities is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased primarily due to revenue related to increased sales of KC-135 aerial refueling components, increased sales of F-15, F-16 and F-22 airframe components, an increase in revenues related to airframe components on the F-22 and Joint Strike Fighter development programs, and higher sales of aftermarket parts on a variety of aerial refueling and airframe programs. The $1.1 million increase in industrial revenues was primarily attributable to increased cryogenic pump and ground fueling revenues.

Aerospace gross profit for the 13 week period ended April 26, 2003 decreased $1.1 million, or 7.7%, to $13.2 million from $14.3 million in the 13 week period ended April 27, 2002. Gross margin decreased to 41.0% for the 13 week period ended April 26, 2003 from 46.3% in the 13 week period ended April 27, 2002. The decrease in gross profit and gross margin is primarily attributable to a decrease in higher margin commercial aerospace aftermarket revenues partially offset by a change in classification and allocation of $0.6 million of certain costs to selling, general and administrative expenses. Industrial gross profit for the 13 week period ended April 26, 2003 decreased $0.1 million, or 3.4%, to $2.8 million from $2.9 million in the 13 week period ended April 27, 2002. Gross margin decreased to 29.5% in the 13 week period ended April 26, 2003 from 34.5% in the 13 week period ended April 27, 2002. The decrease in gross profit and gross margin was attributable to an increase in utility costs associated with the operation of our business park and an unfavorable sales mix of ground fueling products partially offset by an increase in cryogenic pump revenues.

Operating expenses for the 13 week period ended April 26, 2003 decreased $0.5 million, or 4.8%, to $9.9 million from $10.4 million in the 13 week period ended April 27, 2002. This decrease is primarily attributable to a decrease of $1.0 million in research and development expenses due to an increase in customer paid development expenses, which are included in cost of revenues, and a decrease in spending related to programs nearing completion. The decrease in research and development expense was partially offset by an increase in selling, general and administrative expenses of $0.5 million. Selling, general and administrative expenses for the 13 week period ended April 26, 2003 includes $0.6 million due to a change in classification and allocation of certain costs from cost of sales and the 13 week period ended April 27, 2002 includes a non-cash expense of $0.6 million related to a salaried employee early retirement program. Operating expenses as a percent of revenues decreased to 23.7% for the 13 week period ended April 26, 2003 as compared to 26.5% for the 13 week period ended April 27, 2002.

Income from operations for the 13 week period ended April 26, 2003 decreased $0.6 million, or 9.0%, to $6.1 million from $6.7 million in the 13 week period ended April 27, 2002. As a percent of revenues, income from operations for the 13 week period ended April 26, 2003 decreased to 14.6% from 17.0% for the 13 week period ended April 27, 2002. These decreases were primarily due to the decreased sales of higher margin commercial aerospace aftermarket revenues, the increase in utility costs and an unfavorable sales mix of ground fueling products offset by an increase in cryogenic pump revenues and the decrease in operating expenses.

Interest expense was $5.3 million for each of the 13 week periods ended April 26, 2003 and April 27, 2002. While there was a lower outstanding borrowing on the term loans for the 13 week period ended April 26, 2003 as compared to the 13 week period ended April 27, 2002, the interest rate for the current period was slightly higher as a result of Argo-Tech amending and restating its credit facility in January 2003.

The income tax provision was $0.2 million for each of the 13 week periods ended April 26, 2003 and April 27, 2002.

Net income for the 13 week period ended April 26, 2003 decreased $0.6 million to $0.6 million from $1.2 million for the 13 week period ended April 27, 2002, primarily due to the revenue and expense factors discussed above.

Results of Operations for the 26 Week Period Ended April 26, 2003 Compared With the 26 Week Period Ended April 27, 2002

Net revenues for the 26 week period ended April 26, 2003 increased $1.4 million, or 1.9%, to $75.9 million from $74.5 million for the 26 week period ended April 27, 2002. This increase was primarily due to an increase in aerospace revenues of $0.5 million and a $0.9 million increase in industrial revenues. The increase in aerospace revenues was attributable to a decrease of $6.2 million of commercial aerospace revenues offset by an increase of $6.7 million in military revenues. Commercial OEM revenues decreased $0.5 million, or 4.8%, to $9.9 million and commercial aftermarket revenues decreased $5.7 million, or 16.7%, to $28.3 million in the 26 week period ended April 26, 2003. Commercial OEM revenues decreased as a result of lower overall engine requirements from our customers in response to reduced aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in demand for spare part sales and a decrease in repair and overhaul services. Military revenues increased primarily due to revenue related to increased sales of KC-135 aerial refueling components, increased sales of F-16 and F-22 airframe components, an increase in revenues related to airframe components on the F-22 and Joint Strike Fighter development programs, and higher sales of aftermarket parts on a variety of aerial refueling and airframe programs. Industrial revenues increased $0.9 million, primarily due to an increase in ground fueling and cryogenic pump revenues offset by a decrease in industrial gas turbine revenues.

Aerospace gross profit for the 26 week period ended April 26, 2003 decreased $1.6 million, or 5.8%, to $25.9 million from $27.5 million in the 13 week period ended April 27, 2002. Gross margin decreased to 43.9% for the 26 week period ended April 26, 2003 from 47.1% in the 26 week period ended April 27, 2002. The decrease in gross profit and gross margin is primarily attributable to a decrease in higher margin commercial aerospace aftermarket revenues partially offset by a change in classification and allocation of $1.1 million of certain costs to selling, general and administrative expenses. Industrial gross profit for the 26 week period ended April 26, 2003 decreased $0.5 million, or 5.9%, to $5.1 million from $5.6 million in the 26 week period ended April 27, 2002. The decrease in gross profit was attributable to an increase in utility costs associated with the operation of our business park and a decrease in industrial gas turbine revenues. Gross margin, which decreased to 30.0% in the 26 week period ended April 26, 2003 from 34.8% in the 26 week period ended April 27, 2002, was lower primarily due to the increase in utility costs and an unfavorable sales mix of ground fueling products.

Operating expense for each of the 26 week periods ended April 26, 2003 and April 27, 2002 was $19.6 million. The increase in selling, general and administrative expenses of $1.3 million was due to a $1.1 million change in classification and allocation of certain costs from cost of sales and a $0.8 million increase primarily related to increased marketing costs and airline bad debt expenses, partially offset by the non-recurrence of a non-cash expense of $0.6 million related to a salaried employee early retirement program in the 26 week period ended April 27, 2002. The increase in selling, general and administrative expenses was offset by a decrease of $1.3 million in research and development expenses due to an increase in customer paid development expenses, which are included in cost of revenues, and a decrease in spending related to programs nearing completion. Operating expenses as a percent of revenues decreased to 25.8% for the 26 week period ended April 26, 2003 as compared to 26.3% for the 26 week period ended April 27, 2002.

Income from operations for the 26 week period ended April 26, 2003 decreased $1.9 million, or 14.5%, to $11.2 million from $13.1 million in the 26 week period ended April 27, 2002. As a percent of revenues, income from operations for the 26 week period ended April 26, 2003 decreased to 14.8% from 17.6% for the 26 week period ended April 27, 2002. These decreases were primarily due to the decrease in higher margin commercial aerospace aftermarket revenues, an increase in utility costs associated with the operation of our business park and a decrease in industrial gas turbine revenues partially offset by the decrease in research and development expenses.

Interest expense for the 26 week period ended April 26, 2003 decreased $0.2 million, or 1.9%, to $10.6 million from $10.8 million for the 26 week period ended April 27, 2002 due to lower outstanding borrowings which were partially offset by an increase in interest rates on the term loans.

The income tax provision was $0.1 million for each of the 26 week periods ended April 26, 2003 and April 27, 2002.

Net income for the 26 week period ended April 26, 2003 decreased $1.8 million, or 78.3%, to $0.5 million from $2.3 million for the 26 week period ended April 27, 2002 primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 26 week period ended April 26, 2003 decreased $10.0 million to $7.8 million. This was primarily due to a decrease in operating income, a decrease in accounts payable and accrued and other liabilities, an increase in inventory and prepaid expenses and the scheduled repayment of term loans and payment of financing fees associated with amending and restating the credit agreement, offset by a decrease in receivables.

Capital expenditures for the 26 weeks ended April 26, 2003 totaled $0.8 million compared to $0.7 million for the 26 weeks ended April 27, 2002. Argo-Tech expects to incur capital expenditures of approximately $2.2 million for the remainder of fiscal year 2003, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

In January 2003, Argo-Tech amended and restated its credit facility. Long-term debt at April 26, 2003 consisted of $29.8 million principal amount of term loans and $193.4 million principal amount of senior subordinated notes. Scheduled payments of $12.0 million were made on the term loans in the 26 week period ended April 26, 2003. At April 26, 2003, Argo-Tech has available, after $1.1 million in letters of credit, an $18.9 million revolving credit facility. As of April 26, 2003, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows:

	2003(1)	2004	2005	2006	2007

Contractual Obligations:
Long Term Debt	$4.0	$12.0	$13.8	$—	$195.0
Operating Leases	0.2	0.3	—	—	—

Total Contractual Cash Obligations	$4.2	$12.3	$13.8	$—	$195.0

(1) – Amount remaining for fiscal year 2003. Total obligation was $16.3 million.

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

Certain Factors That May Affect Future Results

From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech’s dependence on the aerospace industry, especially as the industry is affected by commercial airlines operating schedules, terrorism alert and health warnings and losses in the airline industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; and risks associated with its workforce, suppliers, and indebtedness.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At April 26, 2003, Argo-Tech had fixed rate debt totaling $195 million, including $1.6 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $29.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures as of a date within 90 days before the filing of this report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act.

(b) Changes in internal controls. There were no significant changes in Argo-Tech’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibit 99 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K - None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2003	ARGO-TECH CORPORATION

By: /s/	Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

By: /s/	Paul A. Sklad Paul A. Sklad Controller (Principal Accounting Officer)

CERTIFICATION

I, Michael S. Lipscomb, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Argo-Tech Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: June 9, 2003

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

Date: June 9, 2003

By: /s/	Frances S. St. Clair Frances S. St. Clair Vice President and CFO