Form 10-Q
period 2003-07-26
ARGO TECH CORP
filed 2003-09-08
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 26, 2003, or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________.

Commission file number 333-38223

ARGO-TECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1521125
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

23555 Euclid Avenue Cleveland, Ohio (Address of principal executive offices)	44117 (Zip code)

(216) 692-6000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES      X        NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES             NO      X

All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

As of September 1, 2003, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements

Consolidated Balance Sheets as of July 26, 2003 and October 26, 2002	3

Consolidated Statements of Net Income for the 39 week periods and 13 week periods ended July 26, 2003 and July 27, 2002	4

Consolidated Statements of Cash Flows for the 39 week periods ended July 26, 2003 and July 27, 2002	5

Notes to Consolidated Financial Statements	6-10

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	15

Item 4 – Controls and Procedures	15

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K	15

Signature	16

Certifications	17-19

PART I-FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS

JULY 26, 2003 AND OCTOBER 26, 2002
(in thousands, except share data)

	2003	2002

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$9,874	$17,769

Receivables, net	26,684	24,550

Income tax receivable	3,274	3,274

Inventories	26,875	25,123

Deferred income taxes and prepaid expenses	5,610	5,002

Total current assets	72,317	75,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation	24,366	26,204

GOODWILL, net of accumulated amortization	110,059	110,059

INTANGIBLE ASSETS, net of accumulated amortization	35,770	38,331

DEFERRED FINANCING AND OTHER ASSETS	9,445	10,021

Total Assets	$251,957	$260,333

LIABILITIES

CURRENT LIABILITIES:

Current portion of long-term debt	$11,000	$16,000

Accounts payable	3,814	5,252

Accrued liabilities	25,572	21,114

Total current liabilities	40,386	42,366

LONG-TERM DEBT, net of current maturities	210,271	219,045

OTHER NONCURRENT LIABILITIES	21,212	21,720

Total Liabilities	271,869	283,131

REDEEMABLE ESOP STOCK	11,082	11,355

Unearned ESOP stock	(1,260)	(2,520)

	9,822	8,835

SHAREHOLDER’S EQUITY/(DEFICIENCY):

Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—

Paid-in capital	—	—

Accumulated comprehensive loss	(3,209)	(3,235)

Accumulated deficit	(26,525)	(28,398)

Total shareholder’s equity/(deficiency)	(29,734)	(31,633)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$251,957	$260,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands)
UNAUDITED

	39 Week Period Ended		13 Week Period Ended

	July 26, 2003	July 27, 2002	July 26, 2003	July 27, 2002

Net revenues	$115,373	$112,261	$39,417	$37,724

Cost of revenues	67,884	64,478	22,743	22,625

Gross profit	47,489	47,783	16,674	15,099

Selling, general and administrative	19,308	17,597	6,152	5,825

Research and development	6,784	8,766	2,009	2,703

Amortization of intangible assets	2,560	2,561	853	853

Operating expenses	28,652	28,924	9,014	9,381

Income from operations	18,837	18,859	7,660	5,718

Interest expense	16,005	16,179	5,385	5,322

Other, net	(26)	(14)	50	52

Income before income taxes	2,858	2,694	2,225	344

Income tax provision/(benefit)	790	(70)	649	(164)

Net income	$2,068	$2,764	$1,576	$508

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 39 WEEK PERIODS ENDED JULY 26, 2003 AND JULY 27, 2002

(In thousands)
UNAUDITED

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,068	$2,764

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	3,125	3,678

Amortization of intangible assets and deferred financing costs	4,358	4,099

Accretion of bond discount	225	206

Compensation expense recognized in connection with employee stock ownership plan	1,008	1,892

Deferred income taxes	(1,331)	(1,279)

Changes in operating assets and liabilities:

Receivables	(2,134)	11,348

Inventories	(1,752)	1,212

Prepaid expenses	(316)	(9)

Accounts payable	(1,439)	(1,387)

Accrued and other liabilities	4,989	2,816

Other, net	28	240

Net cash provided by operating activities	8,829	25,580

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(1,287)	(1,055)

Net cash used in investing activities	(1,287)	(1,055)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(14,000)	(13,959)

Payment of financing related fees	(1,224)	—

Purchase of AT Holdings stock from former ESOP participants	(273)	(527)

Other, net	60	(35)

Net cash used in financing activities	(15,437)	(14,521)

CASH AND CASH EQUIVALENTS:

Net increase (decrease) for the period	(7,895)	10,004

Balance, Beginning of period	17,769	8,057

Balance, End of period	$9,874	$18,061

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE 39 WEEK PERIODS ENDED JULY 26, 2003 AND JULY 27, 2002
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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 26, 2002. The results of operations for the 39 week and 13 week periods ended July 26, 2003 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	July 26,	October 26,
	2003	2002

Finished goods	$1,614	$1,861

Work-in-process and purchased parts	18,463	16,593

Raw materials and supplies	11,593	11,723

Total	31,670	30,177

Reserve for excess and obsolete inventory	(4,795)	(5,054)

Inventories — net	$26,875	$25,123

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	July 26, 2003		October 26, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:

Contracts	$17,100	$9,976	$17,100	$8,693

Spare parts annuity	38,200	9,797	38,200	8,537

Patents	387	144	387	126

Total	$55,687	$19,917	$55,687	$17,356

Amortization expense recorded on the intangible assets for the 13 week and 39 week periods ended July 26, 2003 and July 27, 2002 was $0.8 million and $2.6 million, respectively. The estimated amortization expense for each of the four succeeding fiscal years 2003 through 2006 is $3.4 million and in fiscal year 2007 is $3.2 million.

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

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 39 week period ended July 26, 2003 (in thousands):

Beginning balance	$2,064

Accruals for warranties issued	89

Accruals for pre-existing warranties (including changes in estimate)	789

Warranty claims settled	(520)

Ending balance	$2,422

6.	CONTINGENCIES

Environmental Matters — The soil and groundwater at Argo-Tech’s Cleveland, Ohio facility and Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended July 27, 2003

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$28,766	$10,651	$—	$39,417

Operating profit (loss)	7,304	1,300	(91)	8,513

Amortization of intangible assets				853

Income from operations				7,660

Interest expense				5,385

Other, net				50

Income before income taxes				$2,225

Capital expenditures	104	335		439

Depreciation	601	315	104	1,020

Compensation expense recognized in connection with employee stock ownership plan	(233)	(19)		(252)

13 Week Period Ended July 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$28,808	$8,916	$—	$37,724

Operating profit (loss)	6,040	711	(180)	6,571

Amortization of intangible assets				853

Income from operations				5,718

Interest expense				5,322

Other, net				52

Income before income taxes				$344

Capital expenditures	187	212		399

Depreciation	704	340	150	1,194

Compensation expense recognized in connection with employee stock ownership plan	571	61		632

39 Week Period Ended July 26, 2003

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$87,762	$27,611	$—	$115,373

Operating profit (loss)	20,609	1,073	(285)	21,397

Amortization of intangible assets				2,560

Income from operations				18,837

Interest expense				16,005

Other, net				(26)

Income before income taxes				$2,858

Capital expenditures	537	750		1,287

Depreciation	1,863	953	309	3,125

Compensation expense recognized in connection with employee stock ownership plan	887	121		1,008

39 Week Period Ended July 27, 2002

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$87,254	$25,007	$—	$112,261

Operating profit (loss)	21,419	1,134	(1,133)	21,420

Amortization of intangible assets				2,561

Income from operations				18,859

Interest expense				16,179

Other, net				(14)

Income before income taxes				$2,694

Capital expenditures	571	484		1,055

Depreciation	2,122	1,021	535	3,678

Compensation expense recognized in connection with employee stock ownership plan	1,691	201		1,892

8.	OTHER COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments (in thousands).

	39 week period ended		13 week period ended

	July 26,	July 27,	July 26,	July 27,
	2003	2002	2003	2002

Net income	$2,068	$2,764	$1,576	$508

Other comprehensive income (loss):

Foreign currency translation adjustment	26	(7)	9	86

Other comprehensive income (loss) before tax	26	(7)	9	86

Income tax benefit related to other

comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	26	(7)	9	86

Comprehensive income	$2,094	$2,757	$1,585	$594

9.	NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management determined the adoption of this statement had no effect on Argo-Tech’s consolidated financial statements.

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

Results of Operations for the 13 Week Period Ended July 26, 2003 Compared With the 13 Week Period Ended July 27, 2002

Net revenues for the 13 week period ended July 26, 2003 increased $1.7 million, or 4.5%, to $39.4 million from $37.7 million for the 13 week period ended July 27, 2002. This increase was primarily due to an increase in industrial revenues. While aerospace revenues in total remained unchanged, an increase of $1.7 million of military revenues was offset by a decrease of $1.7 million in commercial aerospace revenues. Commercial OEM revenues remained constant with last year at $4.9 million and commercial aftermarket revenues decreased $1.7 million, or 11.5%, to $13.1 million in the 13 week period ended July 26, 2003. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul activities. The lower demand for aftermarket sales and activities is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased primarily due to revenue related to sales of main engine pumps for the KC-135, increased sales of F-16 and F-22 airframe components, an increase in revenues related to airframe components on the Joint Strike Fighter development program and higher sales of aftermarket parts on a variety of aerial refueling and airframe programs, offset by a decrease in revenue related to KC-135 aerial refueling pumps due to the completion of the retrofit program earlier this year. The $1.7 million increase in industrial revenues was primarily attributable to increased ground fueling and cryogenic pump revenues offset by a decrease in industrial gas turbine revenues.

Aerospace gross profit for the 13 week period ended July 26, 2003 increased $0.8 million, or 6.7%, to $12.7 million from $11.9 million in the 13 week period ended July 27, 2002. Gross margin increased to 44.1% for the 13 week period ended July 26, 2003 from 41.3% in the 13 week period ended July 27, 2002. The increase in gross profit and gross margin is primarily attributable to a change in classification and allocation of $0.6 million of certain costs to selling, general and administrative expenses and a reduction in non-cash ESOP compensation expense partially offset by a decrease in sales of higher margin aerospace aftermarket products. Industrial gross profit for the 13 week period ended July 26, 2003 increased $0.7 million, or 21.2%, to $4.0 million from $3.3 million in the 13 week period ended July 27, 2002. Gross margin increased to 37.7% in the 13 week period ended July 26, 2003 from 37.1% in the 13 week period ended July 27, 2002. The increase in gross profit and gross margin was primarily attributable to an increase in ground fueling and cryogenic pump revenues offset by an increase in utility costs associated with the operation of our business park.

Operating expenses for the 13 week period ended July 26, 2003 decreased $0.4 million, or 4.3%, to $9.0 million from $9.4 million in the 13 week period ended July 27, 2002. This decrease is primarily attributable to a decrease of $0.7 million in research and development expenses due to an increase in customer paid development expenses, which are included in cost of revenues, and a decrease in spending related to programs nearing completion. The decrease in research and development expense was partially offset by an increase in selling, general and administrative expenses of $0.3 million. Selling, general and administrative expenses includes $0.6 million due to a change in classification and allocation of certain costs from cost of sales and $0.3 million of severance costs associated with a reduction in the salaried workforce, offset by a decrease of $0.2 million in non-cash ESOP compensation expense and an increase in miscellaneous other income. Operating expenses as a percent of revenues decreased to 22.8% for the 13 week period ended July 26, 2003 as compared to 24.9% for the 13 week period ended July 27, 2002.

Income from operations for the 13 week period ended July 26, 2003 increased $2.0 million, or 35.1%, to $7.7 million from $5.7 million in the 13 week period ended July 27, 2002. As a percent of revenues, income from operations for the 13 week period ended July 26, 2003 increased to 19.5% from 15.1% for the 13 week period ended July 27, 2002. These increases were primarily due to increased industrial revenues and a decrease in operating expenses partially offset by an increase in utility costs associated with the operation of our business park.

Interest expense for the 13 week period ended July 26, 2003 increased $0.1 million, or 1.9%, to $5.4 million from $5.3 million in the 13 week period ended July 27, 2002. While there was a lower outstanding borrowing on the term loans for the 13 week period ended July 26, 2003 as compared to the 13 week period ended July 27, 2002, the interest rate for the current period was slightly higher as a result of the amendment and restatement of our credit facility in January 2003.

The income tax provision was $0.6 million for the 13 week period ended July 26, 2003 as compared to a benefit of $0.2 million for the 13 week period ended July 27, 2002. This increase is primarily due to an increase in pre-tax income and the non-recurrence of favorable tax adjustments recorded in the 13 week period ended July 27, 2002.

Net income for the 13 week period ended July 26, 2003 increased $1.1 million to $1.6 million from $0.5 million for the 13 week period ended July 27, 2002, primarily due to the revenue and expense factors discussed above.

Results of Operations for the 39 Week Period Ended July 26, 2003 Compared With the 39 Week Period Ended July 27, 2002

Net revenues for the 39 week period ended July 26, 2003 increased $3.1 million, or 2.8%, to $115.4 million from $112.3 million for the 39 week period ended July 27, 2002. This increase was primarily due to an increase in aerospace revenues of $0.5 million and a $2.6 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $8.4 million in military revenues offset by a decrease of $7.9 million of commercial aerospace revenues. Commercial OEM revenues decreased $0.5 million, or 3.3%, to $14.8 million and commercial aftermarket revenues decreased $7.4 million, or 15.2%, to $41.4 million in the 39 week period ended July 26, 2003. Commercial OEM revenues decreased as a result of lower overall engine requirements from our customers in response to reduced aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in demand for spare part sales and a decrease in repair and overhaul services. Military revenues increased primarily due to revenue related to increased sales of KC-135 aerial refueling components and main engine pumps, increased sales of F-16 and F-22 airframe components, an increase in revenues related to airframe components on the F-22 and Joint Strike Fighter development programs, and higher sales of aftermarket parts on a variety of aerial refueling and airframe programs. Industrial revenues increased $2.6 million, primarily due to an increase in ground fueling and cryogenic pump revenues offset by a decrease in industrial gas turbine revenues.

Aerospace gross profit for the 39 week period ended July 26, 2003 decreased $0.8 million, or 2.0%, to $38.6 million from $39.4 million in the 39 week period ended July 27, 2002. Gross margin decreased to 44.0% for the 39 week period ended July 26, 2003 from 45.1% in the 39 week period ended July 27, 2002. The decrease in gross profit and gross margin is primarily attributable to a decrease in higher margin commercial aerospace aftermarket revenues partially offset by an increase in military revenues, a change in classification and allocation of $1.7 million of certain costs to selling, general and administrative expenses and a reduction in non-cash ESOP compensation expense. Industrial gross profit for the 39 week period ended July 26, 2003 increased $0.2 million, or 2.2%, to $9.1 million from $8.9 million in the 39 week period ended July 27, 2002. The increase in gross profit was attributable to an increase in ground fueling and cryogenic pump revenues partially offset by an increase in utility costs associated with the operation of our business park and a decrease in industrial gas turbine revenues. Gross margin, which decreased to 33.0% in the 39 week period ended July 26, 2003 from 35.6% in the 39 week period ended July 27, 2002, was lower primarily due to the increase in utility costs and an unfavorable sales mix of ground fueling products.

Operating expense for the 39 week period ended July 26, 2003 decreased $0.2 million, or 0.7%, to $28.7 million from $28.9 million in the 39 week period ended July 27, 2002. Selling, general and administrative expenses increased $1.8 million due to a $1.7 million change in classification and allocation of certain costs from cost of sales and a $0.7 million increase primarily related to increased marketing costs, airline bad debt expenses and severance costs associated with a reduction in the salaried workforce, which was partially offset by the non-recurrence of a non-cash expense of $0.6 million related to a salaried employee early retirement program in the 39 week period ended July 27, 2002. The increase in selling, general and administrative expenses was offset by a decrease of $2.0 million in research and development expenses due to an increase in customer paid development expenses, which are included in cost of revenues, and a decrease in spending related to programs nearing completion. Operating expenses as a percent of revenues decreased to 24.9% for the 39 week period ended July 26, 2003 as compared to 25.7% for the 39 week period ended July 27, 2002.

Income from operations for the 39 week period ended July 26, 2003 remained constant with the 39 week period ended July 27, 2002 at $18.8 million. As a percent of revenues, income from operations for the 39 week period ended July 26, 2003 decreased to 16.3% from 16.8% for the 39 week period ended July 27, 2002. This decrease was primarily due to the decrease in higher margin commercial aerospace aftermarket revenues, a decrease in industrial gas turbine revenues, an increase in utility costs associated with the operation of our business park and an increase in selling, general and administrative expenses, partially offset by the decrease in non-cash ESOP compensation expense and research and development expenses.

Interest expense for the 39 week period ended July 26, 2003 decreased $0.2 million, or 1.2%, to $16.0 million from $16.2 million for the 39 week period ended July 27, 2002 due to lower outstanding borrowings which were partially offset by an increase in interest rates on the term loans.

The income tax provision was $0.8 million for the 39 week period ended July 26, 2003 as compared to a benefit of $0.1 million for the 39 week period ended July 27, 2002. This increase is primarily due to the non-recurrence of favorable tax adjustments recorded in the 39 week period ended July 27, 2002.

Net income for the 39 week period ended July 26, 2003 decreased $0.7 million, or 25.0%, to $2.1 million from $2.8 million for the 39 week period ended July 27, 2002 primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 39 week period ended July 26, 2003 decreased $7.9 million to $9.9 million. This was primarily due to the scheduled repayment of term loans, payment of financing fees associated with amending and restating the credit agreement, capital expenditures and a slight increase in working capital requirements, offset by adjusted net income.

Capital expenditures for the 39 weeks ended July 26, 2003 totaled $1.3 million compared to $1.1 million for the 39 weeks ended July 27, 2002. Argo-Tech expects to incur capital expenditures of approximately $1.0 million for the remainder of fiscal year 2003, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

In January 2003, Argo-Tech amended and restated its credit facility. Long-term debt at July 26, 2003 consisted of $27.8 million principal amount of term loans and $193.5 million principal amount of senior subordinated notes. Scheduled payments of $14.0 million were made on the term loans in the 39 week period ended July 26, 2003. At July 26, 2003, Argo-Tech has available, after $1.2 million in letters of credit, an $18.8 million revolving credit facility. As of July 26, 2003, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows (in millions):

	2003(1)	2004	2005	2006	2007

Contractual Obligations:

Long Term Debt	$2.0	$12.0	$13.8	$—	$195.0

Operating Leases	0.1	0.3	—	—	—

Total Contractual Cash Obligations	$2.1	$12.3	$13.8	$—	$195.0

(1) – Amount remaining for fiscal year 2003. Total obligation was $16.3 million.

We believe that cash flow from operations will provide adequate funds for our working capital needs, planned capital expenditures and near term debt service obligations. Our ability to fund our operations, make planned capital expenditures, and to make scheduled payments on our indebtedness depends on our future operating performance and cash flow. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that Argo-Tech will be able to refinance any of its indebtedness on commercially reasonable terms or at all. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At July 26, 2003, Argo-Tech had fixed rate debt totaling $195 million, including $1.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $27.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the design, operation and effectiveness of Argo-Tech’s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act as of July 26, 2003.

(b) Changes in internal controls. There were no changes in Argo-Tech’s internal controls or in other factors during the quarter ended July 26, 2003 that have, or are reasonably likely to, materially affect Argo-Tech’s control over financial reporting.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 31 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	September 8, 2003	ARGO-TECH CORPORATION

		By:	/s/	Frances S. St. Clair Frances S. St. Clair Vice President and Chief Financial Officer (Duly Authorized Officer)

		By:	/s/	Paul A. Sklad Paul A. Sklad Controller (Principal Accounting Officer)