Form 10-K
period 2003-10-25
ARGO TECH CORP
filed 2004-01-22
CIK 1047837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended October 25, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

      Indicate by checkmark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days.     Yes ☑     No ☐

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

      As of January 15, 2004, one share of the Registrant’s Common Stock, $.01 par value per share, was outstanding. All of the outstanding capital stock of the registrant is held by AT Holdings Corporation, the parent company of the registrant.

Documents incorporated by reference: None

PART I

Item 1.     Business.

      We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio. Argo-Tech is a Delaware corporation formed in 1986. Financial information by business segment can be found in Note 13 to the consolidated financial statements included elsewhere in this report.

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

Products

     Aerospace

      Main Engine Fuel Pumps. Main engine fuel pumps are precision mechanical pumps, mounted to the aircraft’s engines, that maintain the flow of fuel to the engine at a precise rate and pressure. These pumps consist of an aluminum body which is cast by certified subcontractors. We then machine the casting, manufacture a variety of other components, assemble the final product, and perform rigorous testing at our Cleveland facility.

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

     Industrial

      Ground Fueling Products. Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the fuel receptacle of the aircraft. We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world, as well as specialty industrial hose. We also manufacture digital pressure control valves. These valves incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure at the delivery receptacle thereby optimizing the fuel flow and pressure.

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

      Industrial Gas Turbine Products. As a result of our established record of performance with our Aerospace engine products, we have gained entry into the Industrial & Marine Gas Turbine (“IMGT”) market. Our current IMGT products include designed to specification lubrication and scavenge pumps, liquid fuel delivery pumps, and precision liquid fuel flow dividers. We offer complete aftermarket support for these products, including technical support, supply of spare parts, product repair and overhaul, and on-site service.

Aftermarket Sales

      Aftermarket sales comprise the largest component of our business. Aftermarket sales consist primarily of spare parts sales and overhaul, retrofit, repair and technical support to commercial and military customers worldwide.

Customers

     Aerospace

      Original Equipment Manufacturer (“OEM”) customers for our aerospace products include the world’s major aircraft engine manufacturers: General Electric, Honeywell, Pratt and Whitney (including Pratt and Whitney Canada), Rolls-Royce (including Rolls-Royce Allison and Rolls-Royce Deutschland), SNECMA and Williams International Corp. Customers for our airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lockheed Martin, Raytheon and various U.S. government agencies. Orders for military components also come through customers such as Lockheed Martin, Boeing, General Electric and Pratt and Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines worldwide. Currently, the total number of airline and third party customers for our spare parts, overhaul and repair exceeds 200. Upsilon International Corporation, in its capacity as distributor of certain of our products to foreign customers, accounted for approximately 12% of our net revenues for the fiscal year ended October 25, 2003. No other customer accounted for more than 10% of our revenues during this period.

     Industrial

      Most commercial ground fueling products are sold to customers through independent distributors, while military ground fueling products are usually sold directly to the government. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, our ground fueling products are purchased by several oil companies, including several state-run oil companies and airport authorities.

      Our cryogenic pump customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants, large architectural and engineering companies worldwide, electric power generation companies and alternate fuel vehicle fleet operators.

      Our industrial gas turbine products are utilized in three market sectors: power generation, mechanical drive and marine. Major customers for these products include Rolls Royce Power Engineering, Rolls Royce Energy Systems, Siemens Westinghouse Power Systems and Pratt and Whitney Power Systems.

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

      We market and sell our OEM and aftermarket products through a combination of direct marketing, internal sales personnel, independent manufacturing representatives and U.S. and international distributors. We supply main engine fuel pump spare parts directly to domestic airlines and third-party overhaul shops, while foreign customers that purchase main engine fuel pump products receive their spare parts through Upsilon International, which operates a distribution facility in Torrance, California.

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

Manufacturing, Repair and Overhaul

      Argo-Tech has five manufacturing and repair and overhaul facilities:

•	A 150 acre business park in Cleveland, Ohio

•	A 9.2 acre facility in Costa Mesa, California

•	An 85,000 square foot facility in Tucson, Arizona

•	A 6,000 square foot facility in Inglewood, California

•	A 3,500 square foot facility in Henley-on-Thames, England

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

      Most of the products at our Cleveland facility are manufactured internally. This facility houses our senior management and the majority of our Aerospace engineering and design staff, sales team, and production and main distribution facilities. This facility is organized around manufacturing “cells” that produce bearings, gears, housings and shafts for assembly. By creating cells, the necessary people, machinery, materials and methods are focused on distinct products and processes. Each manufacturing cell includes members from each of the Manufacturing, Quality, Production Control, Statistical Process Control, and Manufacturing Engineering disciplines. Our design engineering staff is also organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to meet our integrated operating plan and to ensure timely design and production of our products.

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

Development Expense Trends

      In connection with new aerospace product development programs, we incur significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels. Research and development expense was $9.5 million, $11.7 million and $10.3 million for the fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001, respectively.

Employees

      As of October 25, 2003, we had 654 full-time employees of which 406 are salaried and 248 are hourly. The 159 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement expiring on March 31, 2004.

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

      Although we believe that our operations and facilities are currently in compliance in all material respects with applicable environmental laws, there can be no assurance that future changes in such laws, regulations or interpretations of such laws or the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for environmental remediation for the 2004 fiscal year.

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

      A leased facility at Henley-on-Thames, England occupies approximately 3,500 square feet. Its primary activities are the design, development and support of aviation refueling management systems.

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

      We are a wholly owned subsidiary of AT Holdings Corporation. Neither AT Holdings nor Argo-Tech have any equity securities that trade, and there is no trading market for any of these equity securities.

Item 6.	Selected Financial Data.

Selected Historical Financial and Other Data of Argo-Tech Corporation

      The following table sets forth selected historical financial and other data of Argo-Tech for the fiscal years 1999 through 2003, which have been derived from our audited consolidated financial statements for those years. Our fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 25, 2003 is referred to as “fiscal 2003.” All of the fiscal years presented consisted of 52 weeks. The information presented below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included elsewhere herein.

	Fiscal Year Ended

	October 25,	October 26,	October 27,	October 28,	October 30,
	2003	2002	2001	2000	1999

Statement of Operations Data:
Net revenues	$160,726	$155,303	$173,208	$159,353	$176,178

Gross profit	66,191	66,634	79,033	66,870	79,396
Operating Expenses	39,356	38,802	40,874	41,518	45,550

Income from operations	26,835	27,832	38,159	25,352	33,846
Interest expense	21,257	21,434	24,534	25,644	25,003
Other, net	(529)	(97)	(51)	(402)	(516)
Income tax provision (benefit)	1,579	569	2,876	(642)	4,021

Net income	$4,528	$5,926	$10,800	$752	$5,338

Balance Sheet Data (at end of period):
Total assets	$255,797	$260,333	$273,574	$277,334	$294,745
Working capital	34,934	33,352	35,904	33,277	35,378
Long-term debt (including current maturities)	219,349	235,045	253,380	264,762	276,987
Redeemable ESOP stock, net	14,612	8,835	13,994	20,983	43,212
Shareholder’s equity/(deficiency)(a)	(29,928)	(31,633)	(42,119)	(58,842)	(78,955)
Other Data:
Gross margin	41.2%	42.9%	45.6%	42.0%	45.1%
Adjusted EBITDA(b)	$36,310	$37,505	$53,324	$41,973	$52,284
Adjusted EBITDA margin(c)	22.6%	24.1%	30.8%	26.3%	29.7%
Net cash flows provided by operating activities	$15,673	$30,724	$18,063	$22,427	$15,298
Net cash flows used in investing activities	(1,939)	(1,785)	(1,885)	(3,025)	(8,637)
Net cash flows used in financing activities	(17,446)	(19,227)	(13,295)	(18,101)	(14,366)

	Fiscal Year Ended

	October 25,		October 26,		October 27,		October 28,		October 30,
	2003		2002		2001		2000		1999

Depreciation, goodwill, identified intangibles, and deferred financing fee amortization	10,053		10,387		15,214		15,635		15,973
Capital expenditures	1,939		1,785		1,885		3,025		6,050
Cash interest expense(d)	18,805		19,376		22,394		23,503		23,069
Ratio of Adjusted EBITDA to cash interest expense	1.9	x	1.9	x	2.4	x	1.8	x	2.3	x
Ratio of earnings to fixed charges(e)	1.3	x	1.3	x	1.6	x	1.0	x	1.4	x

(a)	Includes a dividend of $50.0 million to AT Holdings in fiscal 1999. These funds came from the issuance of $55.0 million in principal amount of 8 5/8% senior subordinate notes, issued at a 5% discount, due 2007.

(b)	Adjusted EBITDA represents income from operations plus non-cash charges as follows:

	Fiscal Year Ended

	October 25,	October 26,	October 27,	October 28,	October 30,
	2003	2002	2001	2000	1999

Income from operations	$26,835	$27,832	$38,159	$25,352	$33,846
Depreciation, goodwill and intangible amortization	7,601	8,329	13,074	13,494	14,039
Compensation expense — ESOP	1,874	1,344	2,091	2,972	4,322
Write-off of inventory acquisition step-up	—	—	—	155	77

Adjusted EBITDA	$36,310	$37,505	$53,324	$41,973	$52,284

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

(c)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(d)	Cash interest expense represents interest expense less amortization of deferred financing fees of $2,452,000, $2,058,000, $2,140,000, $2,141,000 and $1,934,000, in the fiscal years ended October 25, 2003, October 26, 2002, October 27, 2001, October 28, 2000 and October 30, 1999, respectively.

(e)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities. Financial information by business segment can be found in Note 13 to the consolidated financial statements included elsewhere in this report.

      In fiscal 2003, the Aerospace segment generated approximately 76% of our net revenues and the Industrial segment generated approximately 24% of our net revenues. Approximately 63% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 37% of our aerospace revenues. Approximately 64% of the industrial revenues were derived from sales to commercial customers, while military customers represented approximately 36% of our industrial revenues.

      In fiscal 2003, sales to commercial OEMs represented approximately 26% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul activities at significantly higher margins. Most of our OEM sales are on a sole source basis; therefore, in most cases, we are the only OEM certified provider of these parts in the aftermarket. Over the approximately 30 year life cycle of an aircraft program, commercial spare parts and overhaul activities for products we manufacture often generate six or more times the aggregate net revenues of the OEM program. We have over 50 years of experience in most of our product lines which allows us to benefit from a large and growing installed base.

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

General

      The following should be read together with “Selected Historical Financial and Other Data of Argo-Tech Corporation” and our Financial Statements and the related notes included elsewhere in this report. Our fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 25, 2003 is referred to as “fiscal 2003.” The fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001 consisted of 52 weeks.

ESOP

      We established our Employee Stock Ownership Plan (ESOP) in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings Corporation, with the proceeds of a $16.8 million ten-year loan funded through a credit facility that was refinanced on July 18, 1997. The ESOP, which includes approximately 228 of our salaried employees, represents an ownership interest in AT Holdings of approximately 54%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $1.9 million, $1.3 million and $2.1 million for the fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001, respectively.

Export Sales

      Substantially all of our export sales are denominated in U.S. dollars. Export sales for fiscal years 2003, 2002 and 2001 were $66.7 million, $68.6 million and $80.8 million, respectively. Sales to Europe were $30.4 million, $28.0 million and $35.0 million. Export sales to all other regions, individually less than 10%, were $36.3 million, $40.6 million and $45.8 million for fiscal years 2003, 2002 and 2001, respectively.

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which enable the fair presentation of our financial position and results of operations. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

      Revenue Recognition – Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our original equipment manufacturers. These agreements require us to supply all the amounts ordered by the customers during the term (generally three to five years) of the agreements at specified prices. In certain of these agreements, we expect to incur losses. Provisions for estimating loss contracts are made in the period in which such losses are identified, based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined.

      Valuation of Accounts Receivable and Allowance for Doubtful Accounts – We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of a bankruptcy filing, we immediately record a bad debt expense and reduce the related receivable to the amount we reasonably believe is collectible. We estimate the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Our estimate of the allowance amounts includes amounts for specifically identified losses and a general amount for estimated losses. If circumstances change or economic conditions deteriorate, our estimates of the recoverability of receivables could be further adjusted.

      Valuation of Inventories – Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out, or FIFO, method. Periodically, we perform a detailed assessment of inventory, which includes a review of, among other factors, historical sales activity, future demand requirements, product life cycle and development plans and quality issues. Based on this analysis, we record provisions for potentially obsolete or slow-moving inventory to reflect inventory at net realizable value. These provisions could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen, or did not exist, when the valuation allowances were established.

      Valuation of Goodwill and Intangible Assets – Goodwill and identified intangible assets are recorded at fair value on the date of acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of the Company’s intent to do so. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. We review goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. This approach uses our estimates of future market growth, forecasted revenue and costs and appropriate discount rates. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Recent Developments

      Following the September 11, 2001 terrorist attacks, the aerospace industry experienced a significant downturn in both the OEM and aftermarket sectors. The major commercial airlines have reduced their flying capacity by retiring older aircraft in their fleet, parking underutilized aircraft and canceling or delaying the delivery of new aircraft. The OEM build rates of new commercial aircraft have been reduced due to the airlines’ cancellation or delay of delivery of new aircraft. The reduction of flying capacity, the retirement of older aircraft and the deferral of maintenance has reduced the need for aftermarket services. It is anticipated that OEM build rates will stabilize with modest increases estimated to occur in 2005. We anticipate aftermarket activities will begin to recover in the latter part of 2004. Military revenues have increased primarily as a result of the military activity in the Middle East. We anticipate aftermarket military revenues for repair and overhaul services to remain steady in 2004 and OEM military revenue to increase as a result of increased production on several programs. We anticipate increased Industrial revenues in 2004 primarily due to increased demand for our ground fueling, cryogenic and industrial gas turbine products.

      Our fiscal year 2004 revenues and cash flows are forecasted to be higher than fiscal year 2003 and Management believes that we will be able to maintain our liquidity and remain in compliance with our debt covenants.

      This section includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. There can be no assurances that our current outlook will prove to be correct.

Results of Operations

      The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

	Fiscal Year Ended

	October 25, 2003	October 26, 2002	October 27, 2001

Net revenues	100.0%	100.0%	100.0%
Gross profit	41.2%	42.9%	45.6%
Operating expenses	24.5%	25.0%	23.6%
Income from operations	16.7%	17.9%	22.0%
Interest expense	13.2%	13.7%	14.1%
Other, net	(0.3)%	0.0%	0.0%
Income before income taxes	3.8%	4.2%	7.9%
Income tax provision	1.0%	0.4%	1.7%
Net income	2.8%	3.8%	6.2%

Fiscal 2003 Compared with Fiscal 2002

      Net revenues for fiscal 2003 increased $5.4 million, or 3.5%, to $160.7 million from $155.3 million for fiscal 2002. This change was due to an increase in aerospace revenues of $0.3 million and a $5.1 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $9.8 million in military revenues offset by a decrease of $9.5 million in commercial revenues. Commercial OEM revenues decreased $0.6 million, or 2.9%, to $20.2 million and commercial aftermarket revenues decreased $8.9 million, or 13.7%, to $56.3 million. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers in response to decreasing aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul activities. The lower demand for aftermarket sales and activities is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket aerial refueling components, main engine pump and airframe components, as well as an increase in revenues related to airframe components on various OEM development programs. Industrial revenues increased $5.1 million, primarily due to an increase in ground fueling and cryogenic pump revenues offset by a decrease in industrial gas turbine revenues. Approximately 41.5% of fiscal 2003 net revenues were attributable to export sales to foreign customers compared to 44.2% in fiscal 2002. Substantially all such sales were denominated in U.S. dollars.

      Aerospace gross profit for fiscal 2003 decreased $1.4 million, or 2.6%, to $53.5 million from $54.9 million for fiscal 2002. Gross margin decreased to 44.2% for fiscal 2003 from 45.4% for fiscal 2002. The decrease in gross profit and gross margin is primarily attributable to a decrease in higher margin commercial aerospace aftermarket revenues and an increase in non-cash ESOP compensation expense partially offset by an increase in military revenues and a change in classification and allocation of $2.1 million of certain costs to selling, general and administrative expenses. Industrial gross profit for fiscal 2003 increased $0.6 million, or 4.8%, to $13.0 million from $12.4 million in fiscal 2002. The increase in gross profit was attributable to an increase in ground fueling revenues partially offset by an increase in utility costs associated with the operation of our business park and a decrease in industrial gas turbine revenues. Gross margin, which decreased to 33.0% in fiscal 2003 from 36.1% in fiscal 2002, was lower primarily due to the increase in utility costs, an unfavorable sales mix of ground fueling products and an increase in cryogenic pump manufacturing costs.

      Operating expenses for fiscal 2003 increased $0.6 million, or 1.5% to $39.4 million from $38.8 million in fiscal 2002. Selling, general and administrative expenses increased $3.0 million due to a $2.1 million change in classification and allocation of certain costs from cost of sales, an increase in marketing costs, bid and proposal costs, legal costs, severance costs associated with a reduction in the salaried workforce and an increase in non-cash ESOP compensation expense offset by the non-recurrence of a non-cash expense of $0.6 million related to a salaried employee early retirement program in fiscal 2002. Research and development expenses decreased $2.2 million due to an increase in customer paid development expenses, which are included in cost of revenues, and a decrease in spending related to programs nearing completion. Operating expenses as a percent of revenues decreased to 24.5% for fiscal 2003 from 25.0% in fiscal 2002.

      Income from operations for fiscal 2003 decreased $1.0 million, or 3.6%, to $26.8 million from $27.8 million in fiscal 2002. As a percent of revenues, income from operations for fiscal 2003 decreased to 16.7% from 17.9% in fiscal 2002. These decreases were primarily due to the decrease in higher margin commercial aerospace aftermarket revenues partially offset by an increase in military and industrial revenues, an increase in utility costs associated with the operation of our business park and an increase in selling, general and administrative expenses offset by a decrease in research and development expenses discussed above.

      Interest expense for fiscal 2003 decreased $0.2 million, or 0.9%, to $21.2 million from $21.4 million for fiscal 2002 due to lower outstanding borrowings which were partially offset by an increase in interest rates on the term loan and increased amortization of deferred financing fees resulting from the amendment of our credit agreement.

      The income tax provision for fiscal 2003 increased $1.0 million to $1.6 million from $0.6 million in fiscal 2002. A reconciliation of the income tax provision can be found in Note 11 to the consolidated financial statements included elsewhere in this report.

      Net income for fiscal 2003 decreased $1.4 million to $4.5 million from $5.9 million for fiscal 2002 primarily due to the revenue and expense factors discussed above.

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

      The income tax provision for fiscal 2002 decreased $2.3 million, or 79.3%, to $0.6 million from $2.9 million in fiscal 2001. This decrease is primarily due to a lower pre-tax income of $6.5 million for fiscal 2002 as compared to $13.7 million for fiscal 2001. A reconciliation of the income tax provision can be found in Note 11 to the consolidated financial statements included elsewhere in this report.

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

      In September 1997, we amended our credit facility to allow for the acquisition of Argo-Tech Corporation Costa Mesa and the issuance of $140.0 million of 8 5/8% senior subordinated notes. The amended credit facility consists of a seven-year $115.0 million term loan and a seven-year $20.0 million revolving credit facility. As of October 25, 2003, we have $25.8 million principal amount of term loans outstanding under this amended credit facility. We also have available, after $2.2 million of letters of credit, $17.8 million of the seven-year $20.0 million revolving credit facility. The unused balance of the revolving credit facility is subject to a .75% commitment fee. Our credit facility contains a number of covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends, prepay subordinate indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. It also requires us to comply with certain financial ratios and tests, under which we will be required to achieve certain financial and operating results. The credit facility contains no restrictions on the ability of our subsidiaries to make distributions to us. Interest is calculated, at our choice, using an Alternate Base Rate (“ABR”) or LIBOR, plus a supplemental percentage determined by the ratio of total debt to EBITDA. The interest rate for fiscal year 2003 ranged from 1.75% to 2.50% plus ABR or 2.75% to 3.50% plus LIBOR. On January 24, 2003 we amended and restated our Credit Facility to allow for the re-amortization of the outstanding balance of the Term Loans, amending the Consolidated Interest Coverage Ratio for the remainder of the agreement, adjusting the supplemental percentage of interest applied to ABR or LIBOR, changing the commitment fee rate, increasing the Letter of Credit sublimit in the revolving credit facility to an amount not to exceed $5,000,000 and establishing a borrowing base covenant on revolving credit borrowings in excess of $10.0 million and a fixed charge coverage ratio. The maturity of the Term Loans was extended one year and is now as follows: $16.0 million, $12.0 million and $13.8 million for fiscal years 2003, 2004 and 2005, respectively.

      In September 1997, we issued $140 million of senior subordinated notes, together with a portion of the borrowings under our credit facility, to finance the acquisition of Argo-Tech Corporation Costa Mesa, repay in full $46.1 million in notes payable and subordinated notes, and to pay related fees and expenses. The senior subordinated notes bear interest at a rate of 8 5/8% per year, payable on each April 1 and October 1. Interest payments commenced on April 1, 1998. These notes have been jointly, severally, fully and unconditionally guaranteed by all of our wholly owned subsidiaries. The indenture under which these senior subordinated notes were issued contains certain optional and mandatory redemption features and other customary financial covenants and restrictions.

      On December 17, 1998, we issued $55.0 million in principal amount of 8 5/8% senior subordinated notes, issued at a 5% discount, due 2007, $50.0 million of which was dividended to AT Holdings. The proceeds from the offering, along with the proceeds of the issuance by AT Holdings of 30,000 shares of its preferred stock to J.P. Morgan Partners, LLC and cash on hand, were used to repurchase 639,510 shares of stock from AT Holdings, LLC, the Company’s largest shareholder, for $79.4 million plus transaction expenses. At October 25, 2003 the accreted value of this offering was $53.5 million.

      Argo-Tech does not enter into derivative contracts for trading or speculative purposes. We have no other derivative financial instruments.

      Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 2003 decreased $15.0 million to $15.7 million primarily as a result of an increase in receivables and inventory. Cash provided by operating activities for fiscal 2002 increased $12.6 million to $30.7 million primarily as a result of a decrease in receivables and inventory.

      Cash Flows from Investing Activities. Net cash used in investing activities was $1.9 million, $1.8 million and $1.9 million for fiscal years 2003, 2002 and 2001, respectively, for expenditures for the purchase of property, plant and equipment. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

      Cash Flows from Financing Activities. Cash used in financing activities for fiscal 2003 was $17.4 million, which was primarily used to make scheduled repayments of long-term debt and payment of financing related fees associated with amending our credit agreement. Cash used in financing activities for fiscal 2002 was $19.2 million, which was primarily used to make scheduled repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees. Cash used in financing activities for fiscal 2001 was $13.3 million, which was primarily used to make scheduled repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees.

      Capital Expenditures. Our capital expenditures for fiscal 2003 totaled $1.9 million, which were related to maintaining existing facilities and equipment and systems to support current operating activities. For fiscal 2004, we estimate that capital expenditures will total $3.0 million. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

      Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows:

	2004	2005	2006		2007	2008

Contractual Obligations:
Long Term Debt	$12.0	$13.8	$		$195.0	$
Operating Leases	0.9	0.7		0.4	0.1		0.1

Total Contractual Cash Obligations	$12.9	$14.5		$0.4	$195.1		$0.1

      We believe that cash flow from operations will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, and to make scheduled payments on our indebtedness depends on our future operating performance and cash flow. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control.

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

      In November 2002, the FASB issued FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. See Note 9 for this disclosure. Argo-Tech will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Argo-Tech has not guaranteed any other obligation before or after December 31, 2002 that would require disclosure under FIN 45.

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

Risks Associated with the Aerospace Industry Generally.

•	The aerospace industry is cyclical.

      The majority of our fiscal 2003 gross profit and operating income was derived from sales of products to the aerospace industry. The commercial aerospace industry is cyclical and has historically been subject to fluctuations due to general economic conditions and incidents. On September 11, 2001, the United States was subjected to terrorist attacks which involved the hijacking of four U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights has been significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules and lowered fares. Consequently, fewer people are flying and those who are flying are paying less to do so. The overall result has been large and continuing financial losses in the airline industry. Major carriers around the world have filed for bankruptcy.

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

      Approximately 37% of our sales in fiscal 2003 were related to U.S. designed military products. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. The U.S. defense budget has fluctuated in recent years. Although we have experienced increased sales as a result of military actions in Afghanistan and Iraq, there can be no assurance that the U.S. defense budget will not decline or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate contracts, with or without cause, at any time. Any unexpected termination of a significant government contract could have an adverse effect on our business and profitability.

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

      Our operations are highly dependent on an educated and trained workforce. All of our hourly employees at the Cleveland facility are represented by the United Auto Workers union under a collective bargaining agreement that expires March 31, 2004. Because we maintain a relatively small inventory of finished goods, and because the aerospace industry operates on relatively long production lead times, any interruption of the work force due to strikes, work stoppages, shortages of appropriately skilled production and professional workers or other interruption could have a material adverse effect on our business and results of operations.

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

      Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us, or the irregularity of metal products we have processed or distributed. We believe that our liability insurance is adequate to protect us from future product liability claims. However, there can be no assurance that our insurance coverage will be adequate if claims were to arise.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 25, 2003, Argo-Tech had fixed rate debt totaling $195 million, including $2.9 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $25.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data.

      The response to this item is submitted in a separate section of this report following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9a.	Disclosure Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures as of a date within 90 days before the filing of this annual report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act.

(b)	Changes in internal controls. There were no significant changes in Argo-Tech’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

Item 10.	Directors and Executive Officers of Argo-Tech.

      Directors and Executive Officers. The following table sets forth certain information concerning our directors and executive officers. Directors serve until their successors are elected at each annual meeting. Officers hold office until their successors are elected and qualified.

Name	Age	Position

Michael S. Lipscomb	57	Chairman, President & CEO, Director
Paul R. Keen	54	Executive Vice President, General Counsel & Secretary, Director
Frances S. St. Clair	48	Executive Vice President and CFO, Director

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

      Paul R. Keen is Executive Vice President, General Counsel and Secretary. Mr. Keen was named Vice President and General Counsel in 1987, became Secretary in December 1990 and was promoted to Executive Vice President in December 2003. Prior to 1987, he spent the majority of his career with TRW as Senior Counsel, Securities and Finance and as primary legal counsel to two operating groups. Mr. Keen joined the Board of Directors of Argo-Tech in April 1999 and the Board of Directors of AT Holdings in September 2003.

      Frances S. St. Clair is Executive Vice President and Chief Financial Officer. Ms. St. Clair joined the Company in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Ms. St. Clair was promoted to Chief Financial Officer in November 1992 and to Executive Vice President in December 2003. Ms. St. Clair received her C.P.A. certification in 1984. Ms. St. Clair joined the Board of Directors of Argo-Tech in April 1999 and served as a director of AT Holdings from September 2001 to September 2003.

Item 11.	Executive Compensation.

      The following table sets forth, for the fiscal years 2003, 2002 and 2001, certain information about the compensation paid to or accrued by us for the Chief Executive Officer and each of our other executive officers (the “Named Executives”).

	Annual Compensation
				All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Compensation(1)(2)

Michael S. Lipscomb	2003	$461,112	$225,023	$50,475
Chairman, President and CEO	2002	$419,193	$222,172	$46,458
	2001	$419,193	$272,475	$46,414

Paul R. Keen	2003	$246,480	$83,310	$12,806
Executive Vice President, General	2002	$232,530	$85,339	$5,759
Counsel and Secretary	2001	$232,530	$104,639	$6,013

Frances S. St. Clair	2003	$225,000	$76,050	$23,582
Executive Vice President and CFO	2002	$200,016	$73,504	$25,630
	2001	$200,016	$90,007	$9,277

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 2001, 2002 or 2003.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $27,000 for fiscal year 2003 and $22,000 for each of the fiscal years 2002 and 2001, respectively, paid as AT Holdings Corporation directors’ fees. For Mr. Keen, the amounts listed also include $7,000 for fiscal year 2003 paid as AT Holdings Corporation directors’ fees. For Ms. St. Clair, the amounts listed also include $20,000, $22,000 and $5,500 for fiscal years 2003, 2002 and 2001, respectively, paid as AT Holdings Corporation directors’ fees.

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

      Employment Agreements. We have entered into employment contracts with Mr. Lipscomb and Mr. Keen. These contracts provide for the payment of severance benefits upon termination of employment without cause (as defined in the contracts). In the event of such a termination, Mr. Lipscomb will receive all salary and bonuses for a period of twelve months from the date of termination, in an amount equal to all salary and bonuses received during the twelve month period immediately preceding termination. Mr. Keen will receive, in the event of such a termination, a single lump sum payment equal to 24 months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination. Both Mr. Lipscomb and Mr. Keen will receive life, health, medical/hospital, dental and vision insurance benefits for a period of twelve months following termination. Mr. Keen’s contract also provides for the payment of attorneys’ expenses if enforcement of the contract becomes necessary, and contains restrictions on certain competitive activities by Mr. Keen. The benefits provided by these additional contracts are provided in addition to the benefits provided under the severance agreements, and Mr. Lipscomb’s trust agreement.

Compensation Committee Interlocks and Insider Participation

      Argo-Tech Corporation does not have a compensation committee or similar board committee. Decisions regarding executive officer compensation are made by the compensation committee of the Board of Directors of AT Holdings Corporation, the parent company of the registrant. This compensation committee is comprised solely of non-employee directors.

Compensation Pursuant to Employee Benefit Plans of the Company

Retirement Plan

      Salaried Pension Plan. Our Salaried Pension Plan was established effective November 1, 1986. Prior to July 1, 1994, our regular, permanent, salaried employees were eligible to participate in this plan. Participation in the plan was closed to any person who was not a participant on June 30, 1994, and all benefit accruals ceased as of the close of business on June 30, 1994. The benefits of participants in the Salaried Pension Plan who were employees on June 30, 1994 became vested (to the extent otherwise non-vested) as of the close of business on June 30, 1994. Employee contributions were neither required nor permitted.

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

      Participants may elect to have “tax-deferred” (401(k) compensation reduction) contributions made to the plan of up to 40% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Plan of up to 20% of their eligible compensation. In addition, participants over the age of 50 were allowed to make catch-up contributions of up to $2,000. Employer matching contributions to the plan ceased on July 1, 1994. For periods before July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant’s tax-deferred contributions not in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the “plan year”)) of each participant’s tax-deferred contributions not in excess of 3% of compensation. A participant’s benefit under the plan is the balance of the participant’s accounts attributable to after-tax contributions and the vested balance of the participant’s accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise non-vested, 100% vested. Benefits are payable in the form of a single lump sum payment.

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

      Benefits are generally payable after a participant’s employment terminates. A participant who is an employee may, however, apply for an in-service distribution of all or a portion of the participant’s vested account balance after attainment of age 59 1/2 or in the event of a hardship (as defined in the Salaried Savings Plan). A participant may apply for an in-service distribution of after-tax contributions at any age and for any reason. A participant who is a “party in interest” may apply for a loan of up to 50% of the participant’s vested account balance (subject to a $50,000 maximum) under the Salaried Savings Plan.

Employee Stock Ownership Plan

      The Employee Stock Ownership Plan was established in 1994 with the participation of Argo-Tech’s salaried employees. GreatBanc Trust Company serves as the plan’s trustee, and holds all of its assets in trust.

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

      For each of the Plan Years ended October 31, 2001, October 31, 2002 and October 31, 2003, 42,000 shares of AT Holdings’ common stock were released from the suspense account. Based on the loan payment schedule, the number of shares of AT Holdings’ common stock released from the suspense account each future plan year during the loan period would be:

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

      For the plan year ended October 31, 2003, the number of shares of AT Holdings’ common stock allocated under the Employee Stock Ownership Plan to the accounts of the individuals named in the Summary Compensation Table were:

	Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2003	Oct. 31, 2003

Michael S. Lipscomb	517.4476	4,041.3309
Paul R. Keen	517.4476	4,041.3309
Frances S. St. Clair	517.4476	3,992.3665

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

      We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 31, 2003, the amounts credited to the accounts of the individuals named in the Summary Compensation Table were:

	Equivalent Shares Allocated

	Year Ended	Cumulative to
Name	Oct. 31, 2003	Oct. 31, 2003

Michael S. Lipscomb	1,161.0895	8,256.0075
Paul R. Keen	299.7795	2,153.7718
Frances S. St. Clair	217.7290	1,404.0268

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

Aggregate Option/ SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/ SAR Values

				Number of
				Securities	Value of
				Underlying	Unexercised
				Unexercisable	In-the-Money
				Options/SAR’s at	Options at
				FY-End	FY-End($)
		Shares
	Exercise	Acquired on	Value	Exercisable/	Exercisable/
Name	Price($)	Exercise	Realized($)	Unexercisable	Unexercisable

Michael S. Lipscomb	$10.00	0	$0	8,670/—	$300,150/ $—
	40.00	0	0	6,125/—	28,298/ —
	100.00	0	0	4,000/—	—/ —
	49.79	0	0	12,617/6,309	—/ —
Paul R. Keen	10.00	0	0	1,990/—	68,894/ —
	40.00	0	0	2,760/—	12,751/ —
	100.00	0	0	1,400/—	—/ —
	49.79	0	0	4,462/2,231	—/ —
Frances S. St. Clair	10.00	0	0	2,990/—	103,514/ —
	40.00	0	0	2,760/—	12,751/ —
	100.00	0	0	1,400/—	—/ —
	49.79	0	0	4,462/2,231	—/ —

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

Compensation of Directors

      Since 1999, Argo-Tech has not compensated its directors. AT Holdings Corporation pays its directors a quarterly fee of $3,000 plus $4,000 and reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb, Mr. Keen and Ms. St. Clair for service on the board of AT Holdings are included in the Summary Compensation table. See “Executive Compensation.”

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

Principal Stockholders

      Argo-Tech is a wholly owned subsidiary of AT Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value $.01 per share. The following table sets forth the ownership of AT Holdings’ common stock, par value $.01 per share, as of October 25, 2003 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of AT Holdings’ common stock,

•	each director of Argo-Tech and AT Holdings, and

•	all of Argo-Tech and AT Holdings’ directors and executive officers as a group.

      On October 25, 2003, there were 638,602 shares of AT Holdings’ common stock outstanding, exclusive of treasury shares. AT Holdings also has 30,000 shares of its preferred stock outstanding. All of these shares are held by J.P. Morgan Partners, LLC. These preferred shares have no voting rights.

	Ownership of AT Holdings’ common stock

			Shares
		Number of	Attributable to
	Number	Immediately	Employee Stock
Name of	Beneficially	Exercisable	Ownership
Beneficial Owner	Owned	Options	Plan Account	Total		Percent of Class

State Street Bank and Trust Company (1)	346,308	0	0	346,308		54.2
200 Newport Avenue Quincy, MA 02171
YC International, Inc.	39,000	0	0	39,000	(2)	6.1
725 South Figueroa Street Suite 3870 Los Angeles, CA 90117
AT Holdings, LLC	187,452	39,000 (2)	0	226,452		35.5
1390 Highway 50 East Suite 4 Carson City, NV 89701
J.P. Morgan Partners, LLC	0	46,025	0	46,025		6.7
1221 Avenue of the Americas New York, NY 10020
Confar, Thomas*	0	0	0	0		**
de Chastenet, Remi*	0	500	0	500		**
Dougherty, Thomas*	2,094	0	0	2,094		**
Keen, Paul*†	14,181	10,612	4,041	28,834		4.4
Lipscomb, Michael*†	30,279	31,412	4,041	65,732		9.8
Nagata, Robert*	0	500	0	500		**
St. Clair, Frances†	7,216	11,612	3,992	22,820		3.5
Storrie, Karl*	1,204	450	0	1,654		**
Directors and Executive Officers as a Group (8 persons)	54,974	55,086	12,074	122,134		17.3

*	Director of AT Holdings Corporation

**	Less than 1%

†	Director of Argo-Tech

(1)	GreatBanc Trust Company replaced State Street Bank and Trust Company as the trustee of the Employee Stock Ownership Plan in December 2003. The Plan trustee holds shares of AT Holdings’ common stock in trust for the benefit of the plan. Under normal circumstances, the trustee votes all of the shares held by the plan in proportion to the actual voting directions of the plan participants. Under certain limited circumstances, the plan trustee may, in the exercise of its fiduciary duty, vote the shares held by the plan as a block. The share ownership numbers for officers do not include shares held through the plan, other than those shares directly attributed to the officer’s account.

(2)	AT Holdings, LLC has the option to purchase all of YC International’s shares of AT Holdings’ common stock. AT Holdings, LLC disclaims all beneficial ownership of those shares.

Item 13.	Certain Relationships and Related Transactions.

Upsilon International Corporation Distribution Agreement

      Upsilon International Corporation (“UIC”) was appointed the exclusive distributor of Argo-Tech engine fuel pump and certain air frame products manufactured at our Cleveland, Ohio facility, first in 1990 with respect to the Japanese market, and in 1994 for the entire international market under a long-term distribution agreement. Effective December 15, 2000, UIC was also appointed an Argo-Tech non-exclusive sales agent for engine overhaul and repair and certain other product support agreements. UIC is owned by YC International, Inc., which is under the control of Mr. Masashi Yamada, a stockholder of AT Holdings Corporation, the parent company of

Argo-Tech, through his control of YC International and AT Holdings, LLC. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the contract term of 50 years with respect to UIC’s distribution activities, and termination provisions relating to such distribution activities which are more favorable to UIC than industry norm. The agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of Argo-Tech products by UIC and a sales commission of 5% on international overhaul and repair business obtained by Argo-Tech after December 15, 2000. For fiscal 2003, sales by Upsilon International accounted for approximately 12% of our net revenues.

Officer Loans

      Certain of the Named Executives have entered into presently outstanding recourse loan agreements with AT Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 2003 for each such Named Executive was: $553,542 (Mr. Lipscomb) and $295,002 (Mr. Keen). Each loan is due October 30, 2005 and accrues interest at 6.75% annually. These loans, secured by a pledge of AT Holdings’ common stock, were extended for the purchase of AT Holdings’ common stock, or for the personal use of the Named Executive. Each of the Named Executives having an outstanding loan has entered into a pledge agreement and promissory note with AT Holdings in connection with such loans. We believe that the terms of these loans are no less favorable to AT Holdings than would have been available pursuant to arms’ length negotiations with unaffiliated parties.

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

(a)(1) Financial Statements

      The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Consolidated Balance Sheets — October 26, 2002 and October 25, 2003

Consolidated Statements of Net Income — Years ended October 27, 2001, October 26, 2002 and October 25, 2003

Consolidated Statements of Cash Flows — Years ended October 27, 2001, October 26, 2002 and October 25, 2003

Consolidated Statements of Shareholder’s Equity/(Deficiency) — Years ended October 27, 2001, October 26, 2002 and October 25, 2003

Notes to Consolidated Financial Statements — October 25, 2003

Report of Independent Auditors

(a)(2) Financial Statement Schedules

      No schedule or schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required, or such schedules are not applicable, and therefore, have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description of Document

3.1	Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).
3.2	Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).
4.1	Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
4.2	First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
4.3	Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
10.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.2*	Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.3*	Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.4*	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.5*	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333- 38223).
10.6*	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333- 38223).
10.7*	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.8*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.9*	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

Exhibit
Number		Description of Document

10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.16	*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.17	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.18	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333- 38223).
10.19	*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.20	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.21		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.22		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.23		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

Exhibit
Number		Description of Document

10.24		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.25		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.26		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.27		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.28	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).
10.29	*	AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.30	*	Amendment to the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10.31	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333- 73179).
10.32	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.33		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).
10.34		Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, for the year ended October 28, 2000).
10.35		Amendment, dated October 26, 2002 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.
10.36		Amendment, dated January 24, 2003 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on January 24, 2003, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended January 25, 2003).
10.37	*	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994.
12**		Statement regarding computation of ratios.

Exhibit
Number	Description of Document

21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith

(b)	We did not file any reports on Form 8-K during the fourth quarter of 2003.

(c)	The exhibits which are listed under Item 15(a)(3) are filed or incorporated by reference herein.

(d)	No financial statement schedules are required to be filed herein, therefore, none are listed under Item 15(a)(2).

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

Frances S. St. Clair Executive Vice President and Chief Financial Officer

Date: January 22, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL S. LIPSCOMB Michael S. Lipscomb	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	January 22, 2004

/s/ FRANCES S. ST. CLAIR Frances S. St. Clair	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	January 22, 2004

/s/ PAUL R. KEEN Paul R. Keen	Executive Vice President, General Counsel, Secretary and Director	January 22, 2004

/s/ PAUL A. SKLAD Paul A. Sklad	Controller (Principal Accounting Officer)	January 22, 2004

ARGO-TECH CORPORATION AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED OCTOBER 25, 2003

ITEM 8 AND ITEM 15(a)(1)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors

of Argo-Tech Corporation and subsidiaries
(a wholly-owned subsidiary of AT Holdings Corporation)

      We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and subsidiaries (a wholly-owned subsidiary of AT Holdings Corporation) (the “Company”) as of October 25, 2003 and October 26, 2002, and the related consolidated statements of net income, shareholder’s equity/(deficiency) and cash flows for each of the three years in the period ended October 25, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 25, 2003 and October 26, 2002, and the results of its operations and its cash flows for each of the three years in the period ended October 25, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 7 to the consolidated financial statements, effective October 28, 2001, the Company changed its method of accounting for goodwill as a result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

January 16, 2004

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
October 25, 2003 and October 26, 2002

	2003	2002

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,057	$17,769
Receivables, net	28,335	24,550
Income tax receivable	3,500	3,274
Inventories	25,701	25,123
Deferred income taxes and prepaid expenses	5,352	5,002

Total current assets	76,945	75,718

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,956	26,204
GOODWILL, net of accumulated amortization	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	34,916	38,331
OTHER ASSETS	9,921	10,021

Total Assets	$255,797	$260,333

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$12,000	$16,000
Accounts payable	7,254	5,252
Accrued liabilities	22,757	21,114

Total current liabilities	42,011	42,366

LONG-TERM DEBT, net of current maturities	207,349	219,045
OTHER NONCURRENT LIABILITIES	21,753	21,720

Total Liabilities	271,113	283,131

REDEEMABLE ESOP STOCK	15,452	11,355
Unearned ESOP stock	(840)	(2,520)

	14,612	8,835
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated other comprehensive loss	(2,143)	(3,235)
Accumulated deficit	(27,785)	(28,398)

Total shareholder’s equity/(deficiency)	(29,928)	(31,633)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$255,797	$260,333

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME
For the Fiscal Years Ended October 25, 2003, October 26, 2002 and October 27, 2001

	2003	2002	2001

	(In thousands)
Net revenues	$160,726	$155,303	$173,208
Cost of revenues	94,535	88,669	94,175

Gross profit	66,191	66,634	79,033

Selling, general and administrative	26,417	23,359	23,094
Research and development	9,525	11,722	10,265
Amortization of intangible assets	3,414	3,721	7,515

Operating expenses	39,356	38,802	40,874

Income from operations	26,835	27,832	38,159
Interest expense	21,257	21,434	24,534
Other, net	(529)	(97)	(51)

Income before income taxes	6,107	6,495	13,676
Income tax provision	1,579	569	2,876

Net income	$4,528	$5,926	$10,800

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY)
For the Fiscal Years Ended October 25, 2003, October 26, 2002 and October 27,2001

			Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income / (Loss)	Deficit	Total

	(In thousands)
BALANCE, OCTOBER 28, 2000	$—	$—	$31	$(58,873)	$(58,842)
Net income				10,800	10,800
Additional minimum pension liability			(1,828)		(1,828)
Reduction of redeemable ESOP stock				9,081	9,081
Dividend				(1,661)	(1,661)
Foreign currency translation adjustment			(151)		(151)
Activity related to stock options				526	526
Other, net				(44)	(44)

BALANCE, OCTOBER 27, 2001	—	—	(1,948)	(40,171)	(42,119)
Net income				5,926	5,926
Additional minimum pension liability			(1,273)		(1,273)
Reduction of redeemable ESOP stock				6,504	6,504
Dividend				(578)	(578)
Foreign currency translation adjustment			(14)		(14)
Other, net				(79)	(79)

BALANCE, OCTOBER 26, 2002	—	—	(3,235)	(28,398)	(31,633)
Net income				4,528	4,528
Reduction of minimum pension liability			973		973
Accretion of redeemable ESOP stock				(3,903)	(3,903)
Dividend				(222)	(222)
Foreign currency translation adjustment			119		119
Other, net				210	210

BALANCE, OCTOBER 25, 2003	$—	$—	$(2,143)	$(27,785)	$(29,928)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 25, 2003, October 26, 2002 and October 27, 2001

	2003	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,528	$5,926	$10,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,187	4,608	5,559
Amortization of intangible assets and deferred financing costs	5,866	5,779	9,655
Accretion of bond discount	304	277	252
Compensation expense recognized in connection with employee stock ownership plan	1,874	1,344	2,091
Compensation expense recognized in connection with stock options			526
Deferred pension cost	731	(1,375)	(2,299)
Deferred income taxes	(578)	(1,658)	(1,962)
Changes in operating assets and liabilities:
Receivables	(4,010)	8,112	(8,928)
Inventories	(578)	3,738	1,254
Prepaid expenses	(348)	307	301
Accounts payable	2,002	412	(150)
Accrued and other liabilities	1,571	3,284	1,161
Other, net	124	(30)	(197)

Net cash provided by operating activities	15,673	30,724	18,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,939)	(1,785)	(1,885)

Net cash used in investing activities	(1,939)	(1,785)	(1,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(16,000)	(18,612)	(11,634)
Payment of financing related fees	(1,224)	(37)
Purchase of AT Holdings stock from former ESOP participants	(273)	(526)	(1,584)
Other, net	51	(52)	(77)

Net cash used in financing activities	(17,446)	(19,227)	(13,295)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	(3,712)	9,712	2,883
Balance, Beginning of period	17,769	8,057	5,174

Balance, End of period	$14,057	$17,769	$8,057

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended October 25, 2003, October 26, 2002 and October 27, 2001

1.	Basis of Presentation

      The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its subsidiaries (the “Company”) include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps, throughout the world. In addition, the Company leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. The fiscal years ended October 25, 2003, October 26, 2002 and October 27, 2001 consisted of 52 weeks. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation. As a result, those obligations have been reflected in the Company’s financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

      Argo-Tech Corporation is a parent, holding company with four wholly-owned operating subsidiaries that guarantee Argo-Tech’s senior subordinated notes. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior subordinated notes (Note 12) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between the wholly-owned subsidiaries have been eliminated.

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

      Deferred Financing Costs — The costs of obtaining financing are included in Other Assets in the Consolidated Balance Sheet and are amortized over the terms of the financing. The amortized cost is included in

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense in the consolidated statements of net income. Accumulated amortization at October 25, 2003 and October 26, 2002 was $11,856,000, and $9,404,000 respectively.

      Redeemable Stock — Redeemable ESOP Stock has been excluded from Shareholder’s Equity/(Deficiency) due to the ability of the holders of AT Holdings common stock to “put”, subject to certain restrictions, the shares to the Company. The increase / (decrease) in the Redeemable ESOP Stock has been recorded in Accumulated Deficit.

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the consolidated statements of net income and are reported as a component of shareholder’s equity / (deficiency).

      Derivative Financial Instruments — All derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At October 25, 2003 the Company did not have any open derivative contracts.

      Revenue Recognition — Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our original equipment manufacturers. These agreements require us to supply all the amounts ordered by the customers during the term (generally three to five years) of the agreements at specified prices. In certain of these agreements, we expect to incur losses. Provisions for estimating loss contracts are made in the period in which such losses are identified, based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined.

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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Balance Sheet Information

      The major components of the following balance sheet captions were (in thousands):

	October 25,	October 26,
	2003	2002

Accrued liabilities:
Salaries and accrued compensation	$6,889	$8,086
Accrued interest	1,319	1,315
Accrued warranty	2,130	2,064
Accrued income taxes	5,787	4,833
Other	6,632	4,816

Total	$22,757	$21,114

Other noncurrent liabilities:
Deferred income taxes	$9,821	$10,154
Accrued post retirement benefits	10,611	9,987
Other	1,321	1,579

Total	$21,753	$21,720

4.	Receivables

      Receivables consist of the following (in thousands):

	October 25,	October 26,
	2003	2002

Amounts billed — net of allowance for uncollectible amounts of $266 and $310	$28,572	$25,000
Amounts unbilled (principally commercial customers):
Net reimbursable costs incurred on uncompleted contracts	1,556	847
Billings to date	(1,793)	(1,297)

Total unbilled — net	(237)	(450)

Net receivables	$28,335	$24,550

5.	Inventories

      Inventories consist of the following (in thousands):

	October 25,	October 26,
	2003	2002

Finished goods	$1,481	$1,861
Work-in-process and purchased parts	16,938	16,593
Raw materials and supplies	12,385	11,723

Total	30,804	30,177
Reserve for excess and obsolete inventory	(5,103)	(5,054)

Inventories — net	$25,701	$25,123

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets

      The following is a summary of intangible assets, other than goodwill (in thousands):

	October 25, 2003		October 26, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Contracts	$17,100	$10,404	$17,100	$8,693
Spare parts annuity	38,200	10,217	38,200	8,537
Patents	387	150	387	126

Total	$55,687	$20,771	$55,687	$17,356

      Amortization expense recorded on the intangible assets for each of the fiscal years ended October 25, 2003 and October 26, 2002 was $3.4 million. The estimated amortization expense for each of the three succeeding fiscal years 2004 through 2006 is $3.4 million, fiscal year 2007 is $3.2 million and fiscal year 2008 is $1.7 million.

7.	Goodwill

      Argo-Tech adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” as of October 28, 2001. Under this statement, goodwill and other intangibles determined to have an indefinite life are no longer amortized; however, these assets are to be reviewed for impairment on a periodic basis. Argo-Tech completed its transitional impairment test for goodwill during the second fiscal quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment being recorded upon the adoption of SFAS No. 142. Goodwill is subject to an impairment test at least annually thereafter. All of the Company’s goodwill is allocated to its Aerospace segment.

      Upon adoption of SFAS No. 142, $2.4 million related to the unamortized portion of the intangible asset, workforce in place, was reclassified from intangible assets to goodwill along with the related long-term deferred tax liability of $1.0 million. The following pro forma information shows what income would have been had SFAS No. 142 been in effect as of October 29, 2000 for the fiscal years ended 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Net income as reported	$4,528	$5,926	$10,800
Add amortization expense:
Goodwill			3,489
Workforce in place, net of tax of $245			367

Adjusted net income	$4,528	$5,926	$14,656

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property and Equipment

      Owned Property — Property and equipment owned by the Company consists of the following (in thousands):

	October 25,	October 26,
	2003	2002

Land and land improvements	$7,663	$7,663
Buildings and building equipment	34,448	34,199
Machinery and equipment	40,360	39,045
Office and automotive equipment	8,128	7,409
Construction-in-progress	333	979

Total	90,932	89,295
Accumulated depreciation	(66,976)	(63,091)

Total — net	$23,956	$26,204

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

      Total rental revenue under the property leases and service contracts is included in “Net revenues” and was as follows for the fiscal years ended 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Minimum contractual amounts under property leases	$4,498	$4,526	$4,368
Service contracts revenue based on usage	774	792	862

Total	$5,272	$5,318	$5,230

      Future minimum rentals under the noncancelable property leases and service contracts at October 25, 2003 are (in thousands): $3,285 in 2004, $956 in 2005, $280 in 2006, $6 in 2007, and $0 in 2008.

9.	Product Warranty

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

      Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability (in thousands):

	October 25,	October 26,
	2003	2002

Beginning balance	$2,064	$2,100
Accruals for warranties issued	325	80
Accruals for pre-existing warranties (including changes in estimate)	448	620
Warranty claims settled	(707)	(736)

Ending balance	$2,130	$2,064

10.	Employee Benefit Plans

      Employee Stock Ownership Plan — The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of AT Holdings Corporation held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $1,874,000, $1,344,000 and $2,091,000 for the fiscal years ended 2003, 2002 and 2001, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, “Unearned ESOP shares”.

      Summary information regarding ESOP activity consists of the following:

	October 25,	October 26,
	2003	2002

Allocated shares	357,000	315,000
Shares released for allocation	42,000	42,000
Unearned ESOP shares	21,000	63,000

Total ESOP shares	420,000	420,000
Repurchased shares received as distributions	(73,692)	(65,151)

Total available ESOP shares	346,308	354,849

Fair market value of unearned ESOP shares	$937,020	$2,016,000

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

      Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans, which cover substantially all of the Company’s employees. The plan covering Argo-Tech Corporation Costa Mesa employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $488,000, $408,000 and $373,000 in fiscal years 2003, 2002 and 2001 respectively.

      A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001

Service cost — benefits earned during the period	$277	$255	$196
Interest cost on projected benefit obligation	1,299	1,279	1,191
Expected return on plan assets	(1,491)	(1,628)	(1,666)
Net amortization and deferral	384	218	(99)

Net periodic pension cost/(benefit)	469	124	(378)

Settlement (gain)/loss		(184)
Special termination benefits		770

Net periodic pension cost/(benefit) after settlements	$469	$710	$(378)

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 25,	October 26,
	2003	2002

Benefit obligation at beginning of year	$19,180	$17,875
Service cost	277	255
Interest cost	1,299	1,279
Benefits paid	(914)	(918)
Actuarial (gain) loss	(127)	(547)
Change due to amendments	—	401
Change due to assumptions	(201)	—
Curtailments	—	118
Settlements	—	(1,222)
Special termination benefits	—	770
Change in discount rate	1,295	1,169

Benefit obligation at end of year	$20,809	$19,180

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the change in plan assets (in thousands):

	October 25,	October 26,
	2003	2002

Fair value of plan assets at beginning of year	$16,684	$18,789
Actual return on plan assets	2,914	(965)
Employer contributions	1,290	1,000
Benefits paid	(914)	(918)
Settlements	—	(1,222)

Fair value of plan assets at end of year	$19,974	$16,684

      The following table sets forth the funded status of the plans (in thousands):

	October 25,	October 26,
	2003	2002

Funded status	$(835)	$(2,496)
Unrecognized net loss	4,410	5,169
Unrecognized prior service cost	463	543

Prepaid benefit cost	$4,038	$3,216

      Amounts recognized in the statements of financial position consist of (in thousands):

	October 25,	October 26,
	2003	2002

Prepaid benefit cost	$972	$—
Accrued benefit liability	(943)	(2,496)
Intangible asset	462	543
Accumulated other comprehensive loss	3,547	5,169

Net amount recognized	$4,038	$3,216

      The foregoing net amounts regarding the pension benefit obligation and the value of plan assets for the year ended October 25, 2003 are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to the underfunded plan are as follows (in thousands):

October 25,
2003

Projected benefit obligation	$9,792
Fair value of plan assets	8,849

      The assumptions used to determine net periodic pension cost as well as the funded status are:

	2003	2002	2001

Discount rate	6.50%	7.00%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

      A decrease in the discount rate of 0.25%, to 6.25%, would result in a $0.6 million increase in the benefit obligation at October 25, 2003. This increase in the benefit obligation would cause both of the plans for the fiscal year ended October 25, 2003 to be underfunded, with the recognition of an additional accrued benefit liability and charge to accumulated other comprehensive income, net of tax, of $0.9 million.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.

      The net postretirement benefit cost for the fiscal years ended 2003, 2002 and 2001 includes the following components (in thousands):

	2003	2002	2001

Service cost	$187	$136	$124
Interest cost	804	650	634
Net amortization and deferral	23	(7)	(32)

Net postretirement benefit cost	$1,014	$779	$726

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 25,	October 26,
	2003	2002

Benefit obligation at beginning of year	$9,954	$9,167
Service cost	187	136
Interest cost	804	650
Benefits paid	(340)	(335)
Actuarial (gain) loss	1,662	(330)
Change in discount rate/other assumptions	2,252	666

Benefit obligation at end of year	$14,519	$9,954

      The following table sets forth the funded status of the plans (in thousands):

	October 25,	October 26,
	2003	2002

Benefit obligation	$(14,519)	$(9,954)
Unrecognized net (gain) loss	3,558	(333)

Accrued benefit cost	$(10,961)	$(10,287)

      Benefit costs were generally estimated assuming retiree health care costs would initially increase at an 11% annual rate, decreasing gradually to a 5% annual growth rate after 12 years and remain at a 5% annual growth rate thereafter. For the plan year beginning November 1, 2003, the annual increase in retiree health care costs was adjusted from 7.00% to a 9.00% annual rate, decreasing gradually to a 5% annual growth rate after seven years and remain at a 5% annual growth rate thereafter. A 1% increase in this annual trend rate would have increased the accumulated postretirement benefit obligation at October 25, 2003 by $2.5 million with a corresponding effect on the 2003 postretirement benefit expense of $0.2 million. The discount rate used to estimate the accumulated postretirement benefit obligation was 6.50% and 7.00% for fiscal years 2003 and 2002, respectively.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

      The income tax provision consists of the following for the fiscal years ended 2003, 2002 and 2001 (in thousands):

	2003	2002	2001

Current tax provision:
Federal	$1,485	$1,647	$4,143
State and local	672	580	695

Total	2,157	2,227	4,838
Deferred tax benefit	(578)	(1,658)	(1,962)

Income tax provision	$1,579	$569	$2,876

      The difference between the recorded income tax provision and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

	2003	2002	2001

Income tax provision at statutory rate	$2,137	$2,273	$4,787
State tax provision — net of federal benefits	391	366	451
Extraterritorial income	(829)	(996)	(1,458)
R & D credit	(252)	(584)	(2,714)
Goodwill			1,195
ESOP	66	(114)	291
Other — net	66	(376)	324

Income tax provision	$1,579	$569	$2,876

      During the fiscal years ended 2003 and 2001, the Company paid (net of refunds received) approximately $1.7 million and $6.6 million in income taxes, respectively. In fiscal year 2002 the Company received a net refund of income taxes of approximately $0.8 million.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s net deferred tax asset (liability) are as follows (in thousands):

	October 25,	October 26,
	2003	2002

Current:
Inventory	$1,273	$1,312
Employee benefits	1,288	1,273
Warranty	844	851
Engineering reserves	599	516
Other reserves	707	514

Total current	4,711	4,466

Long-term:
Hourly retiree medical	4,259	4,254
Prepaid pension benefit	(323)	531
Property and equipment	835	1,137
Intangible assets	(14,324)	(15,719)
Other — net	(268)	(357)

Total long-term	(9,821)	(10,154)

Net deferred tax liability	$(5,110)	$(5,688)

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

12.	Debt

      Summary — The Company’s long-term debt consists of the following (in thousands):

	October 25,	October 26,
	2003	2002

Term Loans	$25,850	$41,850
Revolving Credit Facility
Senior Subordinated Notes	193,499	193,195

Total borrowings	219,349	235,045
Current maturities	(12,000)	(16,000)

Long-term portion	$207,349	$219,045

      Credit Facility and Term Loans — The Company has available $115.0 million principal amount of Term Loans, and a seven-year $20.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($17.8 million at October 25, 2003 after reduction of $2.2 million for letters of credit) is subject to a .75% commitment fee. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of AT Holdings) as well as the unearned shares of the AT Holding’s common stock held by the ESOP. The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness,

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. On January 24, 2003 the Company amended and restated its Credit Facility to allow for the re-amortization of the outstanding balance of the Term Loans, amending the Consolidated Interest Coverage Ratio for the remainder of the agreement, adjusting the supplemental percentage of interest applied to an Alternate Base Rate (ABR) or LIBOR, changing the commitment fee rate, increasing the Letter of Credit sublimit in the revolving credit facility to an amount not to exceed $5,000,000 and establishing a borrowing base covenant on revolving credit borrowings in excess of $10.0 million and a fixed charge coverage ratio. The maturities of the Company’s Term Loans are now as follows: $16.0 million, $12.0 million and $13.8 million for fiscal years 2003, 2004 and 2005, respectively. The Company was in compliance with the covenants at October 25, 2003. Interest was calculated, at the Company’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The interest rate for fiscal year 2003 ranged from 1.75% to 2.50% plus ABR or 2.75% to 3.50% plus LIBOR.

      Senior Subordinated Notes — The Company has outstanding $195.0 million 8 5/8% Senior Subordinated Notes due 2007 (the “Notes”). At October 25, 2003, the accreted value of the Notes was $193.5 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. The Notes will mature on October 1, 2007. After October 1, 2002, the Company may redeem the Notes, in whole or in part, at the redemption prices at the time, together with accrued and unpaid interest, if any, to the date of redemption.

      The Notes are unsecured and are subordinated in right of payment to all existing and future Senior Indebtedness of the Company and are subject to certain limitations and restrictions which the Company has not exceeded at October 25, 2003.

      Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2004	$12,000
2005	13,850
2006
2007	193,499
2008

Total	$219,349

      Total interest paid during the fiscal years ended 2003, 2002 and 2001 was $18.5 million, $19.0 million and $22.1 million, respectively.

13.	Segment Information

      The Company operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where the Company maintains its headquarters and one of its production facilities.

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

      The following table presents revenues and other financial information by business segment (in thousands):

2003

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$121,278	$39,448	$—	$160,726
Intersegment revenues	—	—	—	—
Eliminations				—
Operating profit (loss)	28,484	2,157	(392)	30,249
Amortization of intangible assets				3,414

Income from operations				26,835
Interest expense				21,257
Other, net				(529)

Income before tax				$6,107

Capital expenditures	933	1,006		1,939
Depreciation	2,503	1,280	404	4,187
Compensation expense recognized in connection with employee stock ownership plan	1,652	222		1,874

2002

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$120,891	$34,412	$—	$155,303
Intersegment revenues	—	—	—	—
Eliminations				—
Operating profit (loss)	30,978	1,843	(1,268)	31,553
Amortization of intangible assets				3,721

Income from operations				27,832
Interest expense				21,434
Other, net				(97)

Income before tax				$6,495

Capital expenditures	1,240	545		1,785
Depreciation	2,796	1,362	450	4,608
Compensation expense recognized in connection with employee stock ownership plan	1,205	139		1,344

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$142,000	$31,208	$—	$173,208
Intersegment revenues		10	—	10
Eliminations				(10)
Operating profit (loss)	47,548	(252)	(1,622)	45,674
Amortization of goodwill and intangible assets				7,515

Income from operations				38,159
Interest expense				24,534
Other, net				(51)

Income before tax				$13,676

Capital expenditures	1,453	432		1,885
Depreciation	3,124	1,165	1,270	5,559
Compensation expense recognized in connection with employee stock ownership plan	1,791	300		2,091
Compensation expense recognized in connection with stock options			526	526

14.	Major Customers and Export Sales

      During the fiscal years ended 2003, 2002 and 2001, the Company had revenues in excess of 10% from only one customer (in thousands):

	2003	2002	2001

Customer A (Related Party)	$19,321	$21,231	$26,792

      During the fiscal years ended 2003, 2002 and 2001, export sales to foreign customers were comprised of the following (in thousands):

	2003	2002	2001

Europe	$30,371	$28,002	$34,954
All others (individually less than 10%)	36,320	40,576	45,841

Total	$66,691	$68,578	$80,795

15.	Fair Value of Financial Instruments

      The Company has various financial instruments, including cash and short-term investments and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments and term loans approximates their fair value. The fair value of the Company’s Senior Subordinated Notes approximated $189.2 million at October 25, 2003 based upon quoted market prices. The Company does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Contingencies

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

17.	New Accounting Standards

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

      In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a rollforward of the entity’s product warranty liabilities. See Note 9 for this disclosure. Argo-Tech will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002. Argo-Tech has not guaranteed any other obligation before or after December 31, 2002 that would require disclosure under FIN 45.

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

18.	Other Comprehensive Income (Loss)

      Other comprehensive income (loss) includes foreign currency translation adjustments and deferred pension income (expense) for the fiscal years ended 2003, 2002 and 2001 (in thousands).

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002	2001

Net income	$4,528	$5,926	$10,800
Other comprehensive income (loss):
Foreign currency translation adjustment	119	(14)	(151)
Deferred pension income (expense)	1,622	(2,123)	(3,046)

Other comprehensive income (loss) before tax	1,741	(2,137)	(3,197)
Income tax (provision) benefit related to other comprehensive income (loss)	(649)	850	1,218

Other comprehensive income (loss) net of tax	1,092	(1,287)	(1,979)

Comprehensive income	$5,620	$4,639	$8,821

* * * * *

EXHIBIT INDEX

Exhibit
Number		Description of Document

3.1		Restated Certificate of Incorporation of the Company, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).
3.2		Restated By-Laws of the Company dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).
4.1		Indenture dated September 26, 1997, between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, relating to the 8 5/8% Senior Subordinated Notes due 2007 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
4.2		First Supplemental Indenture, dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, related to the Indenture dated September 26, 1997 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
4.3		Indenture dated December 17, 1998 between the Company, the Subsidiary Guarantors signatory thereto and Harris Trust and Savings Bank, as Trustee, related to the 8 5/8% Senior Subordinated Notes due 2007 (a form of which is included in such Indenture) (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K, filed January 14, 1999).
10	.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between the Company and certain Executive Officers of the Company (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.2*	Employment Agreement dated February 13, 1989 between the Company and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.3*	Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.4*	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between the Company and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between the Company and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.5*	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.6*	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.7*	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.8*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.9*	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10	.10*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.11*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of the Company’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223).
10	.14*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.15*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.16*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10	.17*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.18*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.19*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10	.20*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.21		Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings, the lenders party thereto and the Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.24 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.22		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.23		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).

EXHIBIT INDEX — Continued

Exhibit
Number		Description of Document

10.24		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.25		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.26		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10.27		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
10	.28*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on form 10-K, for the year ended October 31, 1998).
10	.29*	AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10	.30*	Amendment to the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of the Company’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001).
10	.31*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333- 73179).
10	.32*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of the Company’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179).
10.33		Amendment, dated December 4, 1998 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.32 of the Company’s registration statement on form S-4/A filed April 22, 1999, SEC File No. 333-73179).
10.34		Amendment, dated June 9, 2000 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and Chase Manhattan Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K, for the year ended October 28, 2000).
10.35		Amendment, dated October 26, 2002 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on September 26, 1997, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.
10.36		Amendment, dated January 24, 2003 to the Amended and Restated Credit Facility, dated July 18, 1997, as amended and restated on January 24, 2003, between Argo-Tech, AT Holdings Corporation, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on form 10-Q for the quarter ended January 25, 2003).

EXHIBIT INDEX — Continued

Exhibit
Number	Description of Document

10.37*	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994.
12**	Statement regarding computation of ratios.
21	List of Subsidiaries (incorporated herein by reference to Exhibit 21 of the Company’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223).
31**	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Report.

**	Filed herewith