Form 10-Q
period 2004-01-31
ARGO TECH CORP
filed 2004-03-12
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2004, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [  ] NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [  ] YES [X] NO

All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

As of March 1, 2004, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1 – Condensed Financial Statements
Consolidated Balance Sheets as of January 31, 2004 and October 25, 2003	3
Consolidated Statements of Net Income (Loss) for the 14 week period ended January 31, 2004 and the 13 week period ended January 25, 2003	4
Consolidated Statements of Cash Flows for the 14 week period ended January 31, 2004 and the 13 week period ended January 25, 2003	5
Notes to Consolidated Financial Statements	6 - 9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 13
Item 3 - Quantitative and Qualitative Disclosure about Market Risk	14
Item 4 – Controls and Procedures	14
PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K	14
Signature	15
Certifications	16-18

PART I - FINANCIAL INFORMATION

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2004 AND OCTOBER 25, 2003
(In thousands, except share data)

	2004	2003

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,804	$14,057
Receivables, net	24,614	28,335
Income tax receivable	3,281	3,500
Inventories	25,653	25,701
Deferred income taxes and prepaid expenses	6,340	5,352

Total current assets	77,692	76,945

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,386	23,956
GOODWILL	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	34,062	34,916
DEFERRED FINANCING AND OTHER ASSETS	9,334	9,921

Total Assets	$254,533	$255,797

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$12,500	$12,000
Accounts payable	4,471	7,254
Accrued liabilities	25,395	22,757

Total current liabilities	42,366	42,011

LONG-TERM DEBT, net of current maturities	203,930	207,349
OTHER NONCURRENT LIABILITIES	21,734	21,753

Total Liabilities	268,030	271,113

REDEEMABLE ESOP STOCK	15,303	15,452
Unearned ESOP stock	(630)	(840)

	14,673	14,612
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(2,062)	(2,143)
Accumulated deficit	(26,108)	(27,785)

Total shareholder’s equity/(deficiency)	(28,170)	(29,928)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$254,533	$255,797

          The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)
FOR THE 14 WEEK PERIOD ENDED JANUARY 31, 2004 AND 13 WEEK PERIOD ENDED JANUARY 25, 2003

(In thousands)
UNAUDITED

	2004	2003

Net revenues	$44,437	$34,248
Cost of revenues	26,833	19,423

Gross profit	17,604	14,825

Selling, general and administrative	6,649	6,378
Research and development	2,383	2,508
Amortization of intangible assets	854	854

Operating expenses	9,886	9,740

Income from operations	7,718	5,085
Interest expense	5,423	5,297
Other, net	(4)	(40)

Income / (loss) before income taxes	2,299	(172)

Income tax provision / (benefit)	675	(57)

Net income / (loss)	$1,624	$(115)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 14 WEEK PERIOD ENDED JANUARY 31, 2004 AND THE 13 WEEK PERIOD ENDED JANUARY 25, 2003

(In thousands)
UNAUDITED

	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,624	$(115)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	973	1,052
Amortization of intangible assets and deferred financing costs	1,473	1,345
Accretion of bond discount	81	74
Compensation expense recognized in connection with employee stock ownership plan	262	630
Deferred income taxes	(229)	(532)
Changes in operating assets and liabilities:
Receivables	3,940	3,852
Inventories	48	(2,158)
Prepaid expenses	(1,202)	(1,146)
Accounts payable	(2,783)	(992)
Accrued and other liabilities	3,032	2,482
Other, net	81	75

Net cash provided by operating activities	7,300	4,567

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(404)	(465)

Net cash used in investing activities	(404)	(465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(3,000)	(10,000)
Payment of financing related fees	—	(1,178)
Purchase of AT Holdings stock from former ESOP participants	(149)	—

Net cash used in financing activities	(3,149)	(11,178)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	3,747	(7,076)
Balance, Beginning of period	14,057	17,769

Balance, End of period	$17,804	$10,693

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 14 WEEK PERIOD ENDED JANUARY 31, 2004 AND THE 13 WEEK PERIOD ENDED
JANUARY 25, 2003 (Unaudited)

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position and results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 25, 2003. The results of operations for the 14 week period ended January 31, 2004 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	January 31,	October 25,
	2004	2003

Finished goods	$1,278	$1,481
Work-in-process and purchased parts	18,815	16,938
Raw materials and supplies	10,313	12,385

Total	30,406	30,804
Reserve for excess and obsolete inventory	(4,753)	(5,103)

Inventories - net	$25,653	$25,701

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	January 31, 2004		October 25, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible assets:
Contracts	$17,100	$10,832	$17,100	$10,404
Spare parts annuity	38,200	10,637	38,200	10,217
Patents	387	156	387	150

Total	$55,687	$21,625	$55,687	$20,771

Amortization expense recorded on the intangible assets for each of the 14 week and 13 week periods ended January 31, 2004 and January 25, 2003 was $0.8 million. The estimated amortization expense for each of the three succeeding fiscal years 2004 through 2006 is $3.4 million, fiscal year 2007 is $3.2 million and fiscal year 2008 is $1.7 million.

5.	PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 14 week period ended January 31, 2004 and the 13 week period ended January 25, 2003 (in thousands):

	2004	2003

Beginning balance	$2,130	$2,064
Accruals for warranties issued		54
Accruals for pre-existing warranties (including changes in estimate)	301	243
Warranty claims settled	(167)	(160)

Ending balance	$2,264	$2,201

6.	CONTINGENCIES

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

Other Matters - Argo-Tech is subject to various legal actions and other contingencies arising in the ordinary course of business. In the opinion of Argo-Tech’s management, after reviewing the information which is currently available with respect to such matters and consulting with Argo-Tech’s legal counsel, any liability which may ultimately be incurred with respect to these matters is not expected to materially affect Argo-Tech’s financial condition, results of operations or liquidity.

7.	SEGMENT INFORMATION

Argo-Tech operates in two business segments: Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world, consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, specialty industrial hose, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

14 Week Period Ended January 31, 2004

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$30,866	$13,571	$—	$44,437
Operating profit (loss)	8,181	475	(84)	8,572
Amortization of intangible assets				854

Income from operations				7,718
Interest expense				5,423
Other, net				(4)

Income before income taxes				$2,299

Capital expenditures	358	46		404
Depreciation	564	309	100	973
Compensation expense recognized in connection with employee stock ownership plan	231	31		262

13 Week Period Ended January 25, 2003

	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$26,792	$7,456	$—	$34,248
Operating profit (loss)	6,330	(298)	(93)	5,939
Amortization of intangible assets				854

Income from operations				5,085
Interest expense				5,297
Other, net				(40)

Loss before income taxes				$(172)

Capital expenditures	306	159		465
Depreciation	628	320	104	1,052
Compensation expense recognized in connection with employee stock ownership plan	561	69		630

8.	OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	14 week period ended	13 week period ended
	January 31, 2004	January 25, 2003

Net income (loss)	$1,624	$(115)
Other comprehensive income:
Foreign currency translation adjustment	81	62

Other comprehensive income before tax	81	62
Income tax benefit related to other comprehensive income	—	—

Other comprehensive income, net of tax	81	62

Comprehensive income (loss)	$1,705	$(53)

9.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) issued a revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities.” FIN 46 requires existing, unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. Argo-Tech is not associated with variable interest entities; therefore, the adoption of this statement did not have any effect on Argo-Tech’s consolidated financial position or results of operations.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was enacted, which introduced a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 106-1, Argo-Tech has elected to defer recognition of the effects of the new Medicare Act. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the provisions of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending and may require changes to previously reported information.

In December 2003, the FASB issued a revision to SFAS No. 132, “ Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which expands the disclosure requirements regarding plan assets and benefit obligations for Argo-Tech’s two noncontributory defined benefit pension plans. The provisions of this statement are effective for the second quarter of fiscal 2004.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We design, manufacture, sell and service high performance fuel flow devices and systems for both aerospace and general industrial applications. Argo-Tech operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products throughout the world, consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. Argo-Tech provides these products and services to substantially all commercial and domestic military engine and airframe manufacturers, to airlines worldwide and to the U.S. and certain foreign militaries. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, specialty industrial hose, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio, where we maintain our headquarters and one of our production facilities.

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

Revenue Recognition- Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our original equipment manufacturers. These agreements require Argo-Tech to supply all the amounts ordered by the customers during the term (generally three to five years) of the agreements at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined.

Valuation of Accounts Receivable and Allowance for Doubtful Accounts- We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings, we immediately record a bad debt expense and reduce the related receivable to the amount we reasonably believe is collectible. We estimate the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Our estimate of the allowance amounts includes amounts for specifically identified losses and a general amount for estimated losses. If circumstances change or economic conditions deteriorate, our estimates of the recoverability of receivables could be further adjusted.

Valuation of Inventories- Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out, or FIFO, method. Periodically, we perform a detailed assessment of inventory, which includes a review of, among other factors, historical sales activity, future demand requirements, product life cycle and development plans and quality issues. Based on this analysis, we record provisions for potentially obsolete or slow-moving inventory to reflect inventory at net realizable value. These provisions could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen, or did not exist, when the valuation allowances were established.

Valuation of Goodwill and Intangible Assets- Goodwill and identified intangible assets are recorded at fair value on the date of acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. We review goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. This approach uses our estimates of future market growth, forecasted revenue and costs and appropriate discount rates. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

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

Results of Operations for the 14 Week Period Ended January 31, 2004 Compared With the 13 Week Period Ended January 25, 2003

Net revenues for the 14 week period ended January 31, 2004 increased $10.2 million, or 29.8%, to $44.4 million from $34.2 million for the 13 week period ended January 25, 2003. This increase was due to an increase of $4.1 million in aerospace revenues and a $6.1 million increase in industrial revenues. Military revenues increased $4.3 million and were offset by a decrease of $0.2 million in commercial aerospace revenues. Commercial OEM revenues increased $0.5 million, or 11.9% to $4.6 million and commercial aftermarket revenues decreased $0.7 million, or 5.1%, to $12.9 million in the 14 week period ended January 31, 2004. Commercial OEM revenues increased primarily as a result of an increase in engine requirements from our customers. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales which was slightly offset by an increase in repair and overhaul activities. The lower demand for aftermarket spare part sales is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket main engine pump and airframe components as well as an increase in revenues related to airframe components on various OEM development programs. The $6.1 million increase in industrial revenues was primarily attributable to an increase of $2.9 million in ground fueling revenues and an increase of $3.3 million in cryogenic pump revenues.

Aerospace gross profit for the 14 week period ended January 31, 2004 increased $1.2 million, or 9.4%, to $13.9 million from $12.7 million in the 13 week period ended January 25, 2003. Gross margin decreased to 45.0% for the 14 week period ended January 31, 2004 from 47.4% in the 13 week period ended January 25, 2003. The increase in gross profit and the decrease in gross margin are primarily attributable to the increase in military revenue offset by the decrease in higher margin commercial aerospace aftermarket revenues. Industrial gross profit for the 14 week period ended January 31, 2004 increased $1.5 million, or 65.2%, to $3.8 million from $2.3 million in the 13 week period ended January 25, 2003. Gross margin decreased to 28.0% in the 14 week period ended January 31, 2004 from 31.1% in the 13 week period ended January 25, 2003. The increase in gross profit was primarily attributable to an increase in ground fueling revenues. The decrease in gross margin results from the increase in lower margin cryogenic pump revenues.

Operating expenses for the 14 week period ended January 31, 2004 increased $0.2 million, or 2.1%, to $9.9 million from $9.7 million in the 13 week period ended January 25, 2003. This increase is primarily attributable to an increase of $0.3 million in selling, general and administrative expenses related to increased marketing costs, including commissions, offset by a slight decrease of $0.1 million in research and development expenses. Operating expenses as a percent of revenues decreased to 22.3% for the 14 week period ended January 31, 2004 as compared to 28.4% for the 13 week period ended January 25, 2003.

Income from operations for the 14 week period ended January 31, 2004 increased $2.6 million, or 51.0%, to $7.7 million from $5.1 million in the 13 week period ended January 25, 2003. As a percent of revenues, income from operations for the 14 week period ended January 31, 2004 increased to 17.3% from 14.9% for the 13 week period ended January 25, 2003. These increases were primarily due to increased military aerospace and industrial revenues slightly offset by the decrease in higher margin commercial aerospace aftermarket revenues and a slight increase in operating expenses.

Interest expense for the 14 week period ended January 31, 2004 increased $0.1 million, or 1.9%, to $5.4 million from $5.3 million in the 13 week period ended January 31, 2003 due to an increase in interest rates on the term loan and increased amortization of deferred financing fees resulting from the amendment to our credit agreement in January 2003 which were partially offset by lower outstanding borrowings.

The income tax provision was $0.7 million for the 14 week period ended January 31, 2004 as compared to a benefit of $0.1 million for the 13 week period ended January 25, 2003. This increase is primarily due to an increase in pre-tax income.

Net income for the 14 week period ended January 31, 2004 increased $1.7 million to $1.6 million from a loss of $0.1 million for the 13 week period ended January 25, 2003, primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 14 week period ended January 31, 2004 increased $3.7 million to $17.8 million. This was primarily due to an increase in net income and a decrease in accounts receivable offset by an increase in prepaid expenses, the scheduled repayment of term loans and capital expenditures.

Capital expenditures for the 14 week period ended January 31, 2004 totaled $0.4 million compared to $0.5 million for the 13 week period ended January 25, 2003. Argo-Tech expects to incur capital expenditures of approximately $2.6 million for the remainder of fiscal year 2004, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

Long-term debt at January 31, 2004 consisted of $22.8 million principal amount of term loans and $193.6 million principal amount of senior subordinated notes. Scheduled payments of $3.0 million were made on the term loans in the 14 week period ended January 31, 2004. At January 31, 2004, Argo-Tech has available, after $2.5 million in letters of credit, a $17.5 million revolving credit facility. As of January 31, 2004, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows (in millions):

	2004(1)	2005	2006	2007	2008

Contractual Obligations:
Term Loan Facility	$12.0	$13.8	$—	$—	$—
8.625% Senior Subordinated Notes	—	—	—	195.0	—
Operating Leases	0.9	0.7	0.4	0.1	0.1
Other Long-Term Obligations (2)	16.8	16.8	16.8	16.8	—

Total Contractual Cash Obligations	$29.7	$31.3	$17.2	$211.9	$0.1

(1) – Of the $29.7 million of total contractual cash obligations, $3.2 million has been paid to date.

(2) – Represents interest payments on the senior subordinated notes. Interest on the term loan facility is excluded as it is not fixed and determinable. Funding for retirement and other post-employment benefits has not been determined.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At January 31, 2004, Argo-Tech had fixed rate debt totaling $195 million, including $1.5 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $22.8 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the design, operation and effectiveness of Argo-Tech’s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act as of January 31, 2004.

(b)     Changes in internal controls. There were no changes in Argo-Tech’s internal controls or in other factors during the quarter ended January 31, 2004 that have, or are reasonably likely to, materially affect Argo-Tech’s control over financial reporting.

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

Date: March 12, 2004	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair
Frances S. St. Clair
Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad
Paul A. Sklad
Controller
(Principal Accounting Officer)