Form 10-Q
period 2004-05-01
ARGO TECH CORP
filed 2004-05-28
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the quarterly period ended May 1, 2004, or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ___________.

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

     As of May 15, 2004, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1 – Condensed Financial Statements
Consolidated Balance Sheets as of May 1, 2004 and October 25, 2003	3
Consolidated Statements of Net Income for the 27 week period and 13 week period ended May 1, 2004 and the 26 week period and 13 week period ended April 26, 2003	4
Consolidated Statements of Cash Flows for the 27 week period ended May 1, 2004 and the 26 week period ended April 26, 2003	5
Notes to Consolidated Financial Statements	6 - 11
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 17
Item 3 - Quantitative and Qualitative Disclosure about Market Risk	17
Item 4 – Controls and Procedures	17
PART II — OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K	18
Signature	19
Certifications	20-22
Exhibit 31.1 Certification of Pres and CEO
Exhibit 31.2 Certification of Vice Pres and CFO
Exhibit 32 Cert of CEO and CFO

PART I — FINANCIAL INFORMATION

ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
MAY 1, 2004 AND OCTOBER 25, 2003
(In thousands, except share data)

	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,383	$14,057
Receivables, net	28,701	28,335
Income tax receivable	3,281	3,500
Inventories	26,385	25,701
Deferred income taxes and prepaid expenses	6,021	5,352

Total current assets	79,771	76,945

PROPERTY AND EQUIPMENT, net of accumulated depreciation	22,718	23,956
GOODWILL	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	33,209	34,916
DEFERRED FINANCING AND OTHER ASSETS	8,767	9,921

Total Assets	$254,524	$255,797

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$13,000	$12,000
Accounts payable	5,220	7,254
Accrued liabilities	24,321	22,757

Total current liabilities	42,541	42,011

LONG-TERM DEBT, net of current maturities	200,512	207,349
OTHER NONCURRENT LIABILITIES	21,701	21,753

Total Liabilities	264,754	271,113

REDEEMABLE ESOP STOCK	14,887	15,452
Unearned ESOP stock	(420)	(840)

	14,467	14,612
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(2,067)	(2,143)
Accumulated deficit	(22,630)	(27,785)

Total shareholder’s equity/(deficiency)	(24,697)	(29,928)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$254,524	$255,797

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands)
UNAUDITED

	27 Week Period Ended	26 Week Period Ended	13 Week Periods Ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net revenues	$91,836	$75,956	$47,399	$41,708
Cost of revenues	53,558	45,141	26,725	25,718

Gross profit	38,278	30,815	20,674	15,990

Selling, general and administrative	13,980	13,156	7,331	6,778
Research and development	5,715	4,775	3,332	2,267
Amortization of intangible assets	1,707	1,707	853	853

Operating expenses	21,402	19,638	11,516	9,898

Income from operations	16,876	11,177	9,158	6,092
Interest expense	10,505	10,620	5,082	5,323
Other, net	(12)	(76)	(8)	(36)

Income before income taxes	6,383	633	4,084	805

Income tax provision	2,070	141	1,395	198

Net income	$4,313	$492	$2,689	$607

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 27 WEEK PERIOD ENDED MAY 1, 2004 AND THE 26 WEEK PERIOD ENDED APRIL 26, 2003

(In thousands)
UNAUDITED

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,313	$492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,924	2,105
Amortization of intangible assets and deferred financing costs	2,903	2,852
Accretion of bond discount	163	148
Compensation expense recognized in connection with employee stock ownership plan	1,260	1,260
Deferred income taxes	(970)	(1,085)
Changes in operating assets and liabilities:
Receivables	(147)	1,593
Inventories	(684)	(775)
Prepaid expenses	(600)	(593)
Accounts payable	(2,034)	(1,149)
Accrued and other liabilities	2,366	(595)
Other, net	84	15

Net cash provided by operating activities	8,578	4,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(686)	(848)

Net cash used in investing activities	(686)	(848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(6,000)	(12,000)
Payment of financing related fees	—	(1,224)
Purchase of AT Holdings stock from former ESOP participants	(566)	(235)
Other, net	—	60

Net cash used in financing activities	(6,566)	(13,399)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	1,326	(9,979)
Balance, Beginning of period	14,057	17,769

Balance, End of period	$15,383	$7,790

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 27 WEEK PERIOD ENDED MAY 1, 2004 AND THE 26 WEEK PERIOD ENDED
APRIL 26, 2003 (Unaudited)

1.	BASIS OF PRESENTATION

The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its subsidiaries include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps. In addition, Argo-Tech leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. Argo-Tech is required to fulfill the obligation of AT Holdings Corporation to purchase AT Holdings’ common stock in accordance with the provisions of the Argo-Tech Corporation Employee Stock Ownership Plan. As a result, that obligation has been reflected in its financial statements. Certain reclassifications have been made in the prior year’s financial statements to conform to the current year presentation.

Argo-Tech Corporation is a parent holding company and all of its subsidiaries guarantee Argo-Tech’s senior subordinated notes. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior subordinated notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors.

2.	UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 25, 2003. The results of operations for the 13 and 27 week periods ended May 1, 2004 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	May 1,	October 25,
	2004	2003
Finished goods	$2,642	$1,481
Work-in-process and purchased parts	16,686	16,938
Raw materials and supplies	11,956	12,385

Total	31,284	30,804
Reserve for excess and obsolete inventory	(4,899)	(5,103)

Inventories — net	$26,385	$25,701

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	May 1, 2004		October 25, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$17,100	$11,259	$17,100	$10,404
Spare parts annuity	38,200	11,057	38,200	10,217
Patents	387	162	387	150

Total	$55,687	$22,478	$55,687	$20,771

Amortization expense recorded on the intangible assets for the 13 week periods ended May 1, 2004 and April 26, 2003 was $0.9 million and for the 27 week period ended May 1, 2004 and the 26 week period ended April 26, 2003 was $1.7 million. The estimated amortization expense for each of the three succeeding fiscal years 2004 through 2006 is $3.4 million, fiscal year 2007 is $3.2 million and fiscal year 2008 is $1.7 million. The weighted-average amortization period for contracts is 10 years, spare parts annuity is 26 years and patents is 15 years.

5.	PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 27 week period ended May 1, 2004 and the 26 week period ended April 26, 2003 (in thousands):

	2004	2003
Beginning balance	$2,130	$2,064
Accruals for warranties issued	160	39
Accruals for pre-existing warranties (including changes in estimate)	553	512
Warranty claims settled	(462)	(324)

Ending balance	$2,381	$2,291

6.	EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the Employee Stock Ownership Plan (ESOP). A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

A summary of the components of net periodic benefit cost for the pension plans is as follows (in thousands):

	27 week	26 week	13 week	13 week
	period ended	period ended	period ended	period ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Service cost	$140	$139	$70	$69
Interest cost	662	649	331	325
Expected return on plan assets	(878)	(746)	(439)	(373)
Net amortization and deferral	174	192	87	96

Net periodic pension cost	$98	$234	$49	$117

Argo-Tech is expecting to contribute $185,000 to the hourly pension plan in 2004. As of May 1, 2004, no contributions have been made.

The Company also provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded.

A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	27 week	26 week	13 week	13 week
	period ended	period ended	period ended	period ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Service cost	$93	$94	$43	$47
Interest cost	455	402	213	201
Net amortization and deferral	88	11	23	5

Net periodic postretirement benefit cost	$636	$507	$279	$253

7.	CONTINGENCIES

Environmental Matters — The soil and groundwater at Argo-Tech’s Euclid, Ohio facility and Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

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

8.	SEGMENT INFORMATION

Argo-Tech operates in two business segments: Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products, consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, specialty industrial hose, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended May 1, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$35,076	$12,323	$—	$47,399
Operating profit (loss)	9,932	156	(77)	10,011
Amortization of intangible assets				853

Income from operations				9,158
Interest expense				5,082
Other, net				(8)

Income before income taxes				$4,084

Capital expenditures	140	142	—	282
Depreciation	544	307	100	951
Compensation expense recognized in connection with employee stock ownership plan	879	119		998

13 Week Period Ended April 26, 2003

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$32,203	$9,505	$—	$41,708
Operating profit (loss)	6,975	71	(101)	6,945
Amortization of intangible assets				853

Income from operations				6,092
Interest expense				5,323
Other, net				(36)

Income before income taxes				$805

Capital expenditures	283	100		383
Depreciation	634	318	101	1,053
Compensation expense recognized in connection with employee stock ownership plan	559	71		630

27 Week Period Ended May 1, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$65,942	$25,894	$—	$91,836
Operating profit (loss)	18,113	631	(161)	18,583
Amortization of intangible assets				1,707

Income from operations				16,876
Interest expense				10,505
Other, net				(12)

Income before income taxes				$6,383

Capital expenditures	498	188		686
Depreciation	1,108	616	200	1,924
Compensation expense recognized in connection with employee stock ownership plan	1,110	150		1,260

26 Week Period Ended April 26, 2003

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$58,995	$16,961	$—	$75,956
Operating profit (loss)	13,305	(227)	(194)	12,884
Amortization of intangible assets				1,707

Income from operations				11,177
Interest expense				10,620
Other, net				(76)

Income before income taxes				$633

Capital expenditures	589	259		848
Depreciation	1,262	638	205	2,105
Compensation expense recognized in connection with employee stock ownership plan	1,120	140		1,260

9.	OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	27 week	26 week	13 week	13 week
	period ended	period ended	period ended	period ended
	May 1, 2004	April 26, 2003	May 1, 2004	April 26, 2003
Net income	$4,313	$492	$2,689	$607
Other comprehensive income (loss):
Foreign currency translation adjustment	76	17	(5)	(45)

Other comprehensive income (loss) before tax	76	17	(5)	(45)
Income tax benefit related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	76	17	(5)	(45)

Comprehensive income	$4,389	$509	$2,684	$562

10.	NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was enacted, which introduced a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 106-2, Argo-Tech has elected to defer recognition of the effects of the new Medicare Act. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not reflect the provisions of the Act. Specific authoritative guidance on accounting for the federal subsidy is pending and may require changes to previously reported information.

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which expands the disclosure requirements regarding plan assets and benefit obligations for Argo-Tech’s two noncontributory defined benefit pension plans and its postretirement benefit plan. Argo-Tech adopted the provisions of this statement effective with the period beginning February 1, 2004 (see Note 6).

11.	RECENT EVENTS

Argo-Tech Corporation established an Employee Stock Ownership Plan (ESOP) in 1994 to provide retirement benefits to qualifying, salaried employees. Shares of AT Holdings’ common stock were purchased by the ESOP from the proceeds of a loan made by Argo-Tech to the ESOP and are held in a suspense account and released to eligible participants on a pro rata basis as loan principal payments are made. Based on the loan payment schedule, the release of the final 21,000 shares of stock, representing a half–year allocation of common stock from the suspense account, will be made in October 2004. Argo-Tech has decided to continue this employee benefit by contributing to the ESOP another 21,000 shares of AT Holdings’ common stock in fiscal year 2004 and 42,000 shares in fiscal year 2005. These shares of stock are being contributed from shares that have been repurchased from former ESOP participants and are currently being held in treasury stock.

All hourly employees at the Cleveland facility are represented by the United Auto Workers union under a collective bargaining agreement that expired on March 31, 2004. Argo-Tech is currently negotiating a new collective bargaining agreement with the UAW and continues to operate under the existing agreement, which is renewed on a daily basis until negotiations are completed.

12.	SUBSEQUENT EVENT

In May 2004, Argo-Tech launched a tender offer and consent solicitation to purchase all of its outstanding 8 5/8% senior subordinated notes due 2007.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Argo-Tech is a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio.

The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying condensed consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

Export Sales

Substantially all of our export sales are denominated in U. S. dollars. Export sales for the 27 week period ended May 1, 2004 were $35.1 million. Sales to Europe were $23.3 million and sales to all other regions, individually less that 10%, were $11.8 million for the 27 week period ended May 1, 2004.

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

Revenue Recognition. Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our OEM customers. These agreements require Argo-Tech to supply all the amounts ordered by the customers during the term of the agreements (generally three to five years) at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined.

Valuation of Accounts Receivable and Allowance for Doubtful Accounts. We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings, we immediately record a bad debt expense and reduce the related receivable to the amount we reasonably believe is collectible. We estimate the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Our estimate of the allowance amounts includes amounts for specifically identified losses and a general amount for estimated losses. If circumstances change or economic conditions deteriorate, our estimates of the recoverability of receivables could be further adjusted.

Valuation of Inventories. Our inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out, or FIFO, method. Periodically, we perform a detailed assessment of inventory, which includes a review of, among other factors, historical sales activity, future demand requirements, product life cycle and development plans and quality issues. Based on this analysis, we record provisions for potentially obsolete or slow-moving inventory to reflect inventory at net realizable value. These provisions could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen, or did not exist, when the valuation allowances were established.

Valuation of Goodwill and Intangible Assets. Goodwill and identified intangible assets are recorded at fair value on the date of acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. We review goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. This approach uses our estimates of future market growth, forecasted revenue and costs and appropriate discount rates. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

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

Results of Operations for the 13 Week Period Ended May 1, 2004 Compared With the 13 Week Period Ended April 26, 2003

Net revenues for the 13 week period ended May 1, 2004 increased $5.7 million, or 13.7%, to $47.4 million from $41.7 million for the 13 week period ended April 26, 2003. This increase was primarily due to an increase in aerospace revenues of $2.9 million and an increase of $2.8 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $1.9 million of commercial aerospace revenues and $1.0 million of military revenues. Commercial OEM revenues increased $0.6 million, or 10.5%, to $6.3 million and commercial aftermarket revenues increased $1.3 million, or 8.8%, to $16.0 million in the 13 week period ended May 1, 2004. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in repair and overhaul activities along with a slight increase in the demand for spare part sales. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket main engine pumps and components as well as an increase in revenues related to airframe components on various OEM development programs. The $2.8 million increase in industrial revenues was primarily attributable to an increase of $3.9 million in military ground fueling revenues offset by a decrease of $1.1 million in industrial gas turbine and cryogenic pump revenues.

Aerospace gross profit for the 13 week period ended May 1, 2004 increased $3.4 million, or 25.6%, to $16.6 million from $13.2 million in the 13 week period ended April 26, 2003. Gross margin increased to 47.4% for the 13 week period ended May 1, 2004 from 41.0% in the 13 week period ended April 26, 2003. The increase in gross profit and gross margin is primarily attributable to the increase in military revenues and higher margin commercial aerospace aftermarket revenues along with an increase in operating efficiencies at both our Cleveland and Costa Mesa facilities. Industrial gross profit for the 13 week period ended May 1, 2004 increased $1.3 million, or 46.4%, to $4.1 million from $2.8 million in the 13 week period ended April 26, 2003. Gross margin increased to 33.3% in the 13 week period ended May 1, 2004 from 29.5% in the 13 week period ended April 26, 2003. The increase in gross profit and gross margin was primarily attributable to an increase in military ground fueling revenues and reduced operating expenses of our business park partially offset by an increase in manufacturing costs for our cryogenic pump products.

Operating expenses for the 13 week period ended May 1, 2004 increased $1.6 million, or 16.2%, to $11.5 million from $9.9 million in the 13 week period ended April 26, 2003. This increase is primarily attributable to an increase of $1.0 million in research and development expenses and $0.6 million in selling, general and administrative expenses related to increased marketing costs, including commissions and royalties. The increase in research and development expenses is due to a decrease in customer paid development expenses. Operating expenses as a percent of revenues increased to 24.3% for the 13 week period ended May 1, 2004 as compared to 23.7% for the 13 week period ended April 26, 2003.

Income from operations for the 13 week period ended May 1, 2004 increased $3.1 million, or 50.8%, to $9.2 million from $6.1 million in the 13 week period ended April 26, 2003. As a percent of revenues, income from operations for the 13 week period ended May 1, 2004 increased to 19.4% from 14.6% for the 13 week period ended April 26, 2003. These increases were primarily due to increased military revenues, increased sales of higher margin commercial aerospace aftermarket revenues and the increase in military ground fueling revenues, partially offset by an increase in cryogenic pump manufacturing costs and higher operating expenses.

Interest expense for the 13 week period ended May 1, 2004 decreased $0.2 million, or 3.8%, to $5.1 million from $5.3 million in the 13 week period ended April 26, 2003 due to a lower interest rate applied to lower outstanding borrowings.

The income tax provision was $1.4 million for the 13 week period ended May 1, 2004 as compared to $0.2 million for the 13 week period ended April 26, 2003. This increase is primarily due to an increase in pre-tax income.

Net income for the 13 week period ended May 1, 2004 increased $2.1 million to $2.7 million from $0.6 million for the 13 week period ended April 26, 2003, primarily due to the revenue and expense factors discussed above.

Results of Operations for the 27 Week Period Ended May 1, 2004 Compared With the 26 Week Period Ended April 26, 2003

Net revenues for the 27 week period ended May 1, 2004 increased $15.9 million, or 20.9%, to $91.8 million from $75.9 million for the 26 week period ended April 26, 2003. This increase was primarily due to an increase in aerospace revenues of $7.0 million and an $8.9 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $1.6 million of commercial aerospace revenues and an increase of $5.4 million in military revenues. Commercial OEM revenues increased $1.1 million, or 11.1%, to $11.0 million and commercial aftermarket revenues increased $0.5 million, or 1.8%, to $28.8 million in the 27 week period ended May 1, 2004. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased slightly primarily due to an increase in repair and overhaul services offset by a decrease in demand for spare part sales. The lower demand for spare part sales is a result of the availability of spare parts taken from parked aircraft and the deferral of maintenance. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket main engine fuel pump and airframe components as well as an increase in revenues related to airframe components on various OEM development programs. Industrial revenues increased $8.9 million, primarily attributable to an increase of $6.8 million in ground fueling revenues, of which $6.1 million was attributable to military sales, and $2.5 million in cryogenic pump revenues, offset by slight decreases in industrial gas turbine and business park revenues.

Aerospace gross profit for the 27 week period ended May 1, 2004 increased $4.6 million, or 17.8%, to $30.5 million from $25.9 million in the 26 week period ended April 26, 2003. Gross margin increased to 46.3% for the 27 week period ended May 1, 2004 from 43.9% in the 26 week period ended April 26, 2003. The increase in gross profit and gross margin is primarily attributable to an increase in military revenues and an increase in operating efficiencies at both our Cleveland and Costa Mesa facilities. Industrial gross profit for the 27 week period ended May 1, 2004 increased $2.8 million, or 54.9%, to $7.9 million from $5.1 million in the 26 week period ended April 26, 2003. Gross margin increased to 30.5% in the 27 week period ended May 1, 2004 from 30.0% in the 26 week period ended April 26, 2003. The increase in gross profit and gross margin is primarily attributable to an increase in military ground fueling revenues partially offset by the increase in lower margin cryogenic pump revenues.

Operating expenses for the 27 week period ended May 1, 2004 increased $1.8 million, or 9.2%, to $21.4 million from $19.6 million in the 26 week period ended April 26, 2003. This increase is primarily due to an increase in selling, general and administrative expenses of $0.9 million and research and development expenses of $0.9 million. The increase in selling, general and administrative expenses of $0.9 million was related to an increase in marketing expenses, including commissions and royalties. The increase in research and development expenses is due to a decrease in customer paid development expenses. Operating expenses as a percent of revenues decreased to 23.3% for the 27 week period ended May 1, 2004 as compared to 25.8% for the 26 week period ended April 26, 2003.

Income from operations for the 27 week period ended May 1, 2004 increased $5.7 million, or 50.9%, to $16.9 million from $11.2 million in the 26 week period ended April 26, 2003. As a percent of revenues, income from operations for the 27 week period ended May 1, 2004 increased to 18.4% from 14.8% for the 26 week period ended April 26, 2003. These increases were primarily due to the increase in military and industrial revenues and increased operating efficiencies in Cleveland and Costa Mesa, partially offset by increased operating expenses.

Interest expense for the 27 week period ended May 1, 2004 decreased $0.1 million, or 0.9%, to $10.5 million from $10.6 million for the 26 week period ended April 26, 2003 due to lower outstanding borrowings and interest rates on the term loans partially offset by an increase in amortization of deferred financing fees resulting from the amendment to our existing credit facility in January 2003.

The income tax provision was $2.1 million for the 27 week period ended May 1, 2004 as compared to $0.1 million for the 26 week period ended April 26, 2003. This increase is primarily due to an increase in pre-tax income.

Net income for the 27 week period ended May 1, 2004 increased $3.8 million to $4.3 million from $0.5 million for the 26 week period ended April 26, 2003 primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 27 week period ended May 1, 2004 increased $1.3 million to $15.4 million. This was primarily due to an increase in net income partially offset by an increase in working capital and the scheduled repayment of term loans.

Capital expenditures for the 27 week period ended May 1, 2004 totaled $0.7 million compared to $0.8 million for the 26 week period ended April 26, 2003. Argo-Tech expects to incur capital expenditures of approximately $2.3 million for the remainder of fiscal year 2004, related to the continued maintenance of facilities, equipment and systems to support current operating activities.

Long-term debt at May 1, 2004 consisted of $19.9 million principal amount of term loans and $193.7 million principal amount of senior subordinated notes. Scheduled payments of $6.0 million were made on the term loans in the 27 week period ended May 1, 2004. At May 1, 2004, Argo-Tech has available, after $2.9 million in letters of credit, a $17.1 million revolving credit facility. As of May 1, 2004, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next five years are as follows (in millions):

	2004(1)	2005	2006	2007	2008
Contractual Obligations:
Term Loan Facility	$12.0	$13.8	$—	$—	$—
8.625% Senior Subordinated Notes	—	—	—	195.0	—
Operating Leases	0.9	0.7	0.4	0.1	0.1
Other Long-Term Obligations (2)	17.0	16.8	16.8	16.8	—

Total Contractual Cash Obligations	$29.9	$31.3	$17.2	$211.9	$0.1

(1) – Of the $29.9 million of total contractual cash obligations, $14.8 million has been paid to date.

(2) – Represents interest payments on the senior subordinated notes. Interest on the term loan facility is excluded as it is not fixed and determinable. Funding for retirement and other post-employment benefits is estimated to be $0.2 million.

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

Certain Factors That May Affect Future Results

From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include: Argo-Tech’s dependence on the aerospace industry, especially as the industry is affected by commercial airlines operating schedules, terrorism alert and health warnings and losses in the airline industry; government regulation and oversight; defense spending; competition; product and environmental liabilities; risks associated with its workforce, suppliers, and indebtedness; and other factors included in Argo-Tech’s annual report on Form 10-K for the year ended October 25, 2003.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At May 1, 2004, Argo-Tech had fixed rate debt totaling $195 million, including $1.3 million of accretion, at 8.625% and variable rate debt under its existing credit facility of $19.9 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the design, operation and effectiveness of Argo-Tech’s disclosure controls and procedures and have concluded, based on such evaluation, that such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act as of May 1, 2004.

(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 – Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K – On May 18, 2004, the Company furnished a report on Form 8-K announcing a tender offer and consent solicitation for any and all of its outstanding 8 5/8% Senior Subordinated Notes due 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2004	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair

Frances S. St. Clair
Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad

Paul A. Sklad
Controller
(Principal Accounting Officer)