Form 10-Q
period 2004-07-31
ARGO TECH CORP
filed 2004-09-10
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2004, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

As of September 1, 2004, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1 – Condensed Financial Statements
Consolidated Balance Sheets as of July 31, 2004 and October 25, 2003	3
Consolidated Statements of Net Income (Loss) for the 40 week period and 13 week period ended July 31, 2004 and the 39 week period and 13 week period ended July 26, 2003	4
Consolidated Statements of Cash Flows for the 40 week period ended July 31, 2004 and the 39 week period ended July 26, 2003	5
Notes to Consolidated Financial Statements	6 - 11
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 18
Item 3 - Quantitative and Qualitative Disclosure about Market Risk	18
Item 4 – Controls and Procedures	18
PART II - OTHER INFORMATION
Item 6 – Exhibits	19
Signature	20
Certifications	21-23
EX-4.1 INDENTURE
EX-10.1 THIRD AMENDED AND RESTATED CREDIT AGREEMENT
EX-31.1 CERTIFICATION
EX-31.2 CERTIFICATION
EX-32 CERTIFICATION

PART I - FINANCIAL INFORMATION

ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JULY 31, 2004 AND OCTOBER 25, 2003
(In thousands, except share data)

	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,587	$14,057
Receivables, net	28,183	28,335
Income tax receivable	3,281	3,500
Inventories	28,625	25,701
Deferred income taxes and prepaid expenses	5,831	5,352

Total current assets	69,507	76,945

PROPERTY AND EQUIPMENT, net of accumulated depreciation	22,142	23,956
GOODWILL	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	32,355	34,916
DEFERRED FINANCING AND OTHER ASSETS	9,688	9,921

Total Assets	$243,751	$255,797

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$12,000
Accounts payable	6,638	7,254
Accrued liabilities	25,313	22,757

Total current liabilities	32,701	42,011

LONG-TERM DEBT, net of current maturities	264,250	207,349
OTHER NONCURRENT LIABILITIES	21,373	21,753

Total Liabilities	318,324	271,113

REDEEMABLE ESOP STOCK	14,887	15,452
Unearned ESOP stock	(210)	(840)

	14,677	14,612
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(2,129)	(2,143)
Accumulated deficit	(87,121)	(27,785)

Total shareholder’s equity/(deficiency)	(89,250)	(29,928)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$243,751	$255,797

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME (LOSS)

(In thousands)
UNAUDITED

	40 week period ended	39 week period ended	13 week period ended
	July 31, 2004	July 26, 2003	July 31, 2004	July 26, 2003
Net revenues	$137,388	$115,373	$45,552	$39,417
Cost of revenues	78,990	67,884	25,432	22,743

Gross profit	58,398	47,489	20,120	16,674

Selling, general and administrative	21,441	19,308	7,461	6,152
Research and development	8,682	6,784	2,967	2,009
Amortization of intangible assets	2,560	2,560	853	853

Operating expenses	32,683	28,652	11,281	9,014

Income from operations	25,715	18,837	8,839	7,660
Interest expense	15,995	16,005	5,490	5,385
Debt extinguishment expense	12,961	—	12,961	—
Other, net	(10)	(26)	2	50

Income / (loss) before income taxes	(3,231)	2,858	(9,614)	2,225

Income tax (benefit) / provision	(369)	790	(2,439)	649

Net income / (loss)	$(2,862)	$2,068	$(7,175)	$1,576

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 40 WEEK PERIOD ENDED JULY 31, 2004 AND THE 39 WEEK PERIOD ENDED JULY 26, 2003

(In thousands)
UNAUDITED

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,862)	$2,068
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,849	3,125
Amortization of intangible assets and deferred financing costs	4,248	4,358
Accretion of bond discount	219	225
Debt extinguishment expense	12,961	—
Compensation expense recognized in connection with employee stock ownership plan	1,890	1,008
Deferred income taxes	(1,520)	(1,331)
Changes in operating assets and liabilities:
Receivables	371	(2,134)
Inventories	(2,924)	(1,752)
Prepaid expenses	(412)	(316)
Accounts payable	(616)	(1,439)
Accrued and other liabilities	3,561	4,989
Other, net	21	28

Net cash provided by operating activities	17,786	8,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,035)	(1,287)

Net cash used in investing activities	(1,035)	(1,287)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of senior subordinated notes	(200,571)	—
Sale of senior notes	250,000	—
Borrowing of long term debt	15,000	—
Repayment of long-term debt	(25,850)	(14,000)
Payment of financing related fees	(7,500)	(1,224)
Purchase of AT Holdings stock from former ESOP participants	(566)	(235)
Dividend to AT Holdings	(57,734)	—
Other, net	—	60

Net cash used in financing activities	(27,221)	(15,399)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(10,470)	(7,857)
Balance, Beginning of period	14,057	17,769

Balance, End of period	$3,587	$9,912

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 40 WEEK PERIOD ENDED JULY 31, 2004 AND THE 39 WEEK PERIOD ENDED JULY 26, 2003 (Unaudited)

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

Argo-Tech Corporation is a parent holding company and all of its domestic subsidiaries guarantee Argo-Tech’s senior notes issued in June 2004. Argo-Tech also has two wholly-owned, non-guarantor foreign subsidiaries which have inconsequential assets, liabilities and equity. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior notes are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors.

2. UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 25, 2003. The results of operations for the 13 and 40 week periods ended July 31, 2004 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	July 31,	October 25,
	2004	2003
Finished goods	$2,669	$1,481
Work-in-process and purchased parts	18,685	16,938
Raw materials and supplies	12,372	12,385

Total	33,726	30,804
Reserve for excess and obsolete inventory	(5,101)	(5,103)

Inventories - net	$28,625	$25,701

4. INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	July 31, 2004		October 25, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$17,100	$11,687	$17,100	$10,404
Spare parts annuity	38,200	11,477	38,200	10,217
Patents	387	168	387	150

Total	$55,687	$23,332	$55,687	$20,771

Amortization expense recorded on the intangible assets for the 13 week periods ended July 31, 2004 and July 26, 2003 was $0.9 million and for the 40 week period ended July 31, 2004 and the 39 week period ended July 26, 2003 was $2.6 million. The estimated amortization expense for each of the three succeeding fiscal years 2004 through 2006 is $3.4 million, fiscal year 2007 is $3.2 million and fiscal year 2008 is $1.7 million. The intangible asset “Spare parts annuity” is the result of customer relationships that have been developed by supplying spare parts to our aftermarket customers. The weighted-average amortization period for contracts is 10 years, 26 years for spare parts annuity and 15 years for patents.

5. PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 40 week period ended July 31, 2004 and the 39 week period ended July 26, 2003 (in thousands):

	2004	2003
Beginning balance	$2,130	$2,064
Accruals for warranties issued		89
Accruals for pre-existing warranties (including changes in estimate)	982	789
Warranty claims settled	(592)	(520)

Ending balance	$2,520	$2,422

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

A summary of the components of net periodic benefit cost for the pension plans is as follows (in thousands):

	40 week	39 week	13 week	13 week
	period ended	period ended	period ended	period ended
	July 31, 2004	July 26, 2003	July 31, 2004	July 26, 2003
Service cost	$209	$208	$70	$69
Interest cost	993	974	331	325
Expected return on plan assets	(1,317)	(1,119)	(439)	(373)
Net amortization and deferral	261	288	87	96

Net periodic pension cost	$146	$351	$49	$117

Argo-Tech contributed $185,000 to the hourly pension plan in 2004. No further contributions are scheduled to be made.

The Company also provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded.

A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	40 week	39 week	13 week	13 week
	period ended	period ended	period ended	period ended
	July 31, 2004	July 26, 2003	July 31, 2004	July 26, 2003
Service cost	$136	$140	$43	$47
Interest cost	668	603	213	201
Net amortization and deferral	111	17	23	5

Net periodic postretirement benefit cost	$915	$760	$279	$253

7. CONTINGENCIES

Environmental Matters - The soil and groundwater at Argo-Tech’s Euclid, Ohio facility and Costa Mesa, California facility contain elevated levels of certain contaminants which are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

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

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended July 31, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$34,038	$11,514	$—	$45,552
Operating profit (loss)	9,327	438	(73)	9,692
Amortization of intangible assets				853

Income from operations				8,839
Interest expense				5,490
Debt extinguishment expense				12,961
Other, net				2

Loss before income taxes				$(9,614)

Capital expenditures	183	166		349
Depreciation	521	304	100	925
Compensation expense recognized in connection with employee stock ownership plan	553	77		630

13 Week Period Ended July 26, 2003

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$28,766	$10,651	$—	$39,417
Operating profit (loss)	7,304	1,300	(91)	8,513
Amortization of intangible assets				853

Income from operations				7,660
Interest expense				5,385
Other, net				50

Income before income taxes				$2,225

Capital expenditures	347	92		439
Depreciation	601	315	104	1,020
Compensation expense recognized in connection with employee stock ownership plan	(233)	(19)		(252)

40 Week Period Ended July 31, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$99,980	$37,408	$—	$137,388
Operating profit (loss)	27,440	1,069	(234)	28,275
Amortization of intangible assets				2,560

Income from operations				25,715
Interest expense				15,995
Debt extinguishment expense				12,961
Other, net				(10)

Loss before income taxes				$(3,231)

Capital expenditures	681	354		1,035
Depreciation	1,629	920	300	2,849
Compensation expense recognized in connection with employee stock ownership plan	1,663	227		1,890

39 Week Period Ended July 26, 2003

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$87,762	$27,611	$—	$115,373
Operating profit (loss)	20,609	1,073	(285)	21,397
Amortization of intangible assets				2,560

Income from operations				18,837
Interest expense				16,005
Other, net				(26)

Income before income taxes				$2,858

Capital expenditures	936	351		1,287
Depreciation	1,863	953	309	3,125
Compensation expense recognized in connection with employee stock ownership plan	887	121		1,008

9. OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	40 week	39 week	13 week	13 week
	period ended	period ended	period ended	period ended
	July 31, 2004	July 26, 2003	July 31, 2004	July 26, 2003
Net income (loss)	$(2,862)	$2,068	$(7,175)	$1,576
Other comprehensive income (loss):
Foreign currency translation adjustment	14	26	(62)	9

Other comprehensive income (loss) before tax	14	26	(62)	9
Income tax related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	14	26	(62)	9

Comprehensive income (loss)	$(2,848)	$2,094	$(7,237)	$1,585

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

11. RECENT EVENTS

In June 2004, Argo-Tech Corporation issued $250.0 million of 9-1/4% senior notes due 2011 and amended and restated its senior credit facility. The proceeds from the offering of the notes, together with cash on hand and borrowings under our amended and restated senior credit facility, were used to refinance our previous indebtedness and the capital structure of AT Holdings Corporation, our parent company, by: purchasing through a tender offer and redemption our outstanding $195.0 million 8-5/8% senior subordinated notes due 2007, together with a premium of $5.6 million and accrued and unpaid interest of $4.0 million; dividending $57.6 million to AT Holdings Corporation to redeem all of AT Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock at 100% of the $30.0 million liquidation preference, together with accrued and unpaid dividends of $27.6 million; and restating $19.8 million of term loans outstanding under our existing senior credit facility. $7.5 million of the proceeds were used to pay transaction fees and expenses. Our amended and restated senior credit facility provides for a $30.0 million five-year revolving credit facility and a $15.0 million five-year term loan facility.

A new collective bargaining agreement with the UAW, representing all hourly employees at the Cleveland facility, was ratified in July 2004. The new agreement will expire on March 31, 2008.

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

Export Sales

Substantially all of our export sales are denominated in U. S. dollars. Export sales for the 40 week period ended July 31, 2004 were $53.1 million. Sales to Europe were $34.1 million and sales to all other regions, individually less than 10%, were $19.0 million for the 40 week period ended July 31, 2004.

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

Fluctuations of Operating Results; Limitation of Quarterly Comparisons

Argo-Tech’s results of operations are subject to fluctuations from quarter to quarter due to changes in demand for our products, changes in product mix and other factors. Demand for our products can vary from quarter to quarter due to changes in demand for, and timing of deliveries of, OEM, aftermarket and military products and services. In particular, the timing of Argo-Tech’s aftermarket sales tends not to occur on a predictable schedule and, furthermore, the sales tend to occur in large quantities that can significantly impact quarterly comparisons. Accordingly, year-to-year and quarter-to-quarter comparisons of quarterly results may not be meaningful, and quarterly results during the year are not necessarily indicative of the results that may be expected for any future period or for the entire year.

Results of Operations for the 13 Week Period Ended July 31, 2004 Compared With the 13 Week Period Ended July 26, 2003

Net revenues for the 13 week period ended July 31, 2004 increased $6.1 million, or 15.5%, to $45.5 million from $39.4 million for the 13 week period ended July 26, 2003. This increase was primarily due to an increase in aerospace revenues of $5.3 million and an increase of $0.8 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $4.7 million of commercial aerospace revenues and $0.6 million of military revenues. Commercial OEM revenues increased $0.6 million, or 12.2%, to $5.5 million and commercial aftermarket revenues increased $4.1 million, or 31.5%, to $17.1 million in the 13 week period ended July 31, 2004. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in repair and overhaul activities along with an increase in the demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of main engine OEM pumps and aftermarket components as well as an increase in revenues related to airframe components on various OEM development programs partially offset by a decrease in OEM and aftermarket revenues related to airframe components. The $0.8 million increase in industrial revenues was primarily attributable to an increase of

$2.0 million in ground fueling and industrial gas turbine revenues offset by a decrease of $1.2 million in cryogenic pump revenues.

Aerospace gross profit for the 13 week period ended July 31, 2004 increased $3.4 million, or 26.8%, to $16.1 million from $12.7 million in the 13 week period ended July 26, 2003. Gross margin increased to 47.4% for the 13 week period ended July 31, 2004 from 44.1% in the 13 week period ended July 26, 2003. The increase in gross profit and gross margin is primarily attributable to the increase in higher margin commercial aerospace aftermarket revenues along with an increase in operating efficiencies at both our Cleveland and Costa Mesa facilities. Industrial gross profit for the 13 week periods ended July 31, 2004 and July 26, 2003 was $4.0 million. An increase in ground fueling gross profit, attributable to increased revenues, was offset by a decrease in cryogenic gross profit, attributable to a decrease in cryogenic revenue and an increase in manufacturing costs. Gross margin decreased to 34.8% in the 13 week period ended July 31, 2004 from 37.7% in the 13 week period ended July 26, 2003. The decrease in gross margin was primarily attributable to a decrease in revenue and an increase in manufacturing costs for our cryogenic pump products.

Operating expenses for the 13 week period ended July 31, 2004 increased $2.3 million, or 25.6%, to $11.3 million from $9.0 million in the 13 week period ended July 26, 2003. This increase is primarily attributable to an increase of $1.3 million in selling, general and administrative expenses related to increased incentive compensation and marketing costs, including commissions and royalties, and $1.0 million in research and development expenses. The increase in research and development expenses is primarily due to a decrease in customer-paid development expenses. Operating expenses as a percentage of revenues increased to 24.8% for the 13 week period ended July 31, 2004 as compared to 22.8% for the 13 week period ended July 26, 2003.

Income from operations for the 13 week period ended July 31, 2004 increased $1.1 million, or 14.3%, to $8.8 million from $7.7 million in the 13 week period ended July 26, 2003. As a percentage of revenues, income from operations for the 13 week period ended July 31, 2004 decreased to 19.3% from 19.5% for the 13 week period ended July 26, 2003. The increase in income from operations was primarily due to increased sales of higher margin commercial aerospace aftermarket revenues and the increase in ground fueling revenues, partially offset by a decrease in cryogenic pump revenues, an increase in cryogenic pump manufacturing costs and higher operating expenses.

Interest expense for the 13 week period ended July 31, 2004 increased $0.1 million, or 1.9%, to $5.5 million from $5.4 million in the 13 week period ended July 26, 2003 primarily due to the increase in interest expense on the $250.0 million of 9-1/4% senior notes issued in June 2004.

Debt extinguishment expense of $12.9 million was incurred in the 13 week period ended July 31, 2004. This expense is for the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8-5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8-5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8-5/8% senior subordinated notes that were issued at a discount.

The income tax benefit was $2.4 million for the 13 week period ended July 31, 2004 as compared to a provision of $0.6 million for the 13 week period ended July 26, 2003. This decrease is primarily due to the decrease in pre-tax income related to debt extinguishment expenses.

Net income for the 13 week period ended July 31, 2004 decreased $8.8 million to a loss of $7.2 million from income of $1.6 million for the 13 week period ended July 26, 2003, primarily due to the revenue and expense factors discussed above.

Results of Operations for the 40 Week Period Ended July 31, 2004 Compared With the 39 Week Period Ended July 26, 2003

Net revenues for the 40 week period ended July 31, 2004 increased $22.0 million, or 19.1%, to $137.4 million from $115.4 million for the 39 week period ended July 26, 2003. This increase was primarily due to an increase in aerospace revenues of $12.2 million and a $9.8 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $6.3 million of commercial aerospace revenues and an increase of $5.9 million in military revenues. Commercial OEM revenues increased $1.7 million, or 11.5%, to $16.5 million and commercial aftermarket revenues increased $4.6 million, or 11.1%, to $46.0 million in the 40 week period ended July 31, 2004. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to increases in repair and overhaul services and demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket main engine fuel pumps and components as well as an increase in revenues related to airframe components on various OEM and OEM development programs, partially offset by a decrease in aftermarket revenues related to airframe components. Industrial revenues increased $9.8 million, primarily attributable to an increase of $8.7 million in ground fueling revenues, of which $7.0 million was attributable to military sales, and $1.3 million in cryogenic pump revenues, offset by a slight decrease in business park revenues.

Aerospace gross profit for the 40 week period ended July 31, 2004 increased $8.1 million, or 21.0%, to $46.7 million from $38.6 million in the 39 week period ended July 26, 2003. Gross margin increased to 46.7% for the 40 week period ended July 31, 2004 from 44.0% in the 39 week period ended July 26, 2003. The increase in gross profit and gross margin is primarily attributable to an increase in higher margin commercial aerospace aftermarket revenues, an increase in military revenues and an increase in operating efficiencies at both our Cleveland and Costa Mesa facilities. Industrial gross profit for the 40 week period ended July 31, 2004 increased $2.8 million, or 30.8%, to $11.9 million from $9.1 million in the 39 week period ended July 26, 2003, primarily as a result of an increase in ground fueling gross profit, attributable to increased revenues, offset by a decrease in cryogenic gross profit, attributable to an increase in manufacturing costs. Gross margin decreased to 31.8% in the 40 week period ended July 31, 2004 from 33.0% in the 39 week period ended July 26, 2003, primarily attributable to an increase in manufacturing costs for our cryogenic pump products.

Operating expenses for the 40 week period ended July 31, 2004 increased $4.0 million, or 13.9%, to $32.7 million from $28.7 million in the 39 week period ended July 26, 2003. This increase is primarily due to an increase in selling, general and administrative expenses of $2.1 million and research and development expenses of $1.9 million. The increase in selling, general and administrative expenses of $2.1 million was related to increased incentive compensation and marketing costs, including commissions and royalties. The increase in research and development expenses is primarily due to a decrease in customer paid development expenses. Operating expenses as a percentage of revenues decreased to 23.8% for the 40 week period ended July 31, 2004 as compared to 24.9% for the 39 week period ended July 26, 2003.

Income from operations for the 40 week period ended July 31, 2004 increased $6.9 million, or 36.7%, to $25.7 million from $18.8 million in the 39 week period ended July 26, 2003. As a percentage of revenues, income from operations for the 40 week period ended July 31, 2004 increased to 18.7% from 16.3% for the 39 week period ended July 26, 2003. These increases were primarily due to increased sales of higher margin commercial aerospace aftermarket revenues, an increase in military revenues and an increase in ground fueling revenues, partially offset by an increase in cryogenic pump manufacturing costs and higher operating expenses.

Interest expense was $16.0 million for both the 40 week period ended July 31, 2004 and the 39 week period ended July 26, 2003. An increase in interest expense due to a higher outstanding borrowing and interest rate on our $250.0 million 9-1/4% senior notes issued in June 2004 was offset by lower outstanding borrowing and interest rates on our credit facility.

Debt extinguishment expense of $12.9 million was incurred in the 40 week period ended July 31, 2004. This expense is for the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8-5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8-5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8-5/8% senior subordinated notes that were issued at a discount.

The income tax benefit was $0.3 million for the 40 week period ended July 31, 2004 as compared to a provision of $0.8 million for the 39 week period ended July 26, 2003. This decrease in income tax is primarily due to a decrease in pre-tax income and a lower estimated effective tax rate in the current year due to the debt extinguishment expenses.

Net income for the 40 week period ended July 31, 2004 decreased $5.0 million to a loss of $2.9 million from income of $2.1 million for the 39 week period ended July 26, 2003, primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 40 week period ended July 31, 2004 decreased $10.5 million to $3.6 million. The decrease was primarily due to transactions related to issuing $250.0 million of 9-1/4% senior notes due 2011, amending and restating our senior credit facility and capital expenditures, partially offset by an increase in net income from operating activities. The proceeds from the offering of the notes, together with cash on hand and borrowings of $15.0 million under our amended and restated senior credit facility, were used to: purchase through a tender offer and a redemption all of our outstanding $195.0 million 8-5/8% senior subordinated notes due 2007; dividend to AT Holdings Corporation $57.6 million for the redemption of all of AT Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock at 100% of its $30.0 million liquidation preference, together with accrued and unpaid dividends of $27.6 million; repay $19.8 million of term loans outstanding under our existing senior credit facility; and pay transaction fees and expenses of $7.5 million. Prior to amending and restating our senior credit facility, $6.0 million of scheduled payments had been made.

Capital expenditures for the 40 week period ended July 31, 2004 totaled $1.0 million compared to $1.3 million for the 39 week period ended July 26, 2003. Argo-Tech expects to incur capital expenditures of approximately $1.9 million for the remainder of fiscal year 2004 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.

As a result of the refinancing transactions described above (see “Recent Events”), long-term debt at July 31, 2004 consisted of $15.0 million principal amount of term loans and $250.0 million principal amount of senior notes. Scheduled payments of $6.0 million were made on the term loans in the 40 week period ended July 31, 2004. Our amended and restated senior credit facility provides for a $30.0 million five-year revolving credit facility and a $15.0 million five-year term loan facility. At July 31, 2004, Argo-Tech has available, after $5.8 million in letters of credit, a $24.2 million revolving credit facility. As of July 31, 2004, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of July 31, 2004, are as follows (in millions):

						2009 and
	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Term loan facility	$0.2	$0.7	$0.7	$0.7	$6.7	$6.0	$15.0
9-1/4% senior notes						250.0	250.0
Operating leases	0.5	0.7	0.4	0.1	0.1		1.8
Other long-term obligations (2)	—	21.6	23.1	23.1	23.1	69.5	160.4

Total contractual cash obligations	$0.7	$23.0	$24.2	$23.9	$29.9	$325.5	$427.2

(1) – Contractual obligations for fiscal 2004 subsequent to July 31, 2004.

(2) – Represents interest payments on the senior notes. Interest on the term loan facility is excluded as it is not fixed and determinable. Funding for retirement and other post-employment benefits for future years is also excluded as it is not determinable.

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

Certain Factors That May Affect Future Results

From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include:

•	changes and/or cyclicality in the aerospace industry;

•	governmental regulation and oversight in the aerospace industry;

•	levels of competition in the aerospace industry;

•	the impact of terrorism and war on airline travel and the airline industry;

•	our ability to meet future capital requirements;

•	loss of a significant customer;

•	risks associated with fixed-price contracts;

•	costs associated with product liability and warranty claims;

•	risks associated with our international operations;

•	changes in environmental or other applicable governmental regulations;

•	reduction in military and/or defense spending and risks associated with government contracts;

•	changes in our relationship with our employees;

•	availability of essential materials used in our products;

•	risks associated with protection of our intellectual property rights;

•	the other factors described in Argo-Tech’s annual report on Form 10-K for the year ended October 25, 2003; and

•	other unforeseen circumstances.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At July 31, 2004, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $15.0 million calculated, at Argo-Tech’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - Exhibits

(a)	Exhibit 4.1 – Indenture, dated June 23, 2004, by and among Argo-Tech Corporation, the subsidiary guarantors party thereto and Harris Trust and Savings Bank, as trustee, relating to the 9-1/4% Senior Notes due 2011 (the form of which is included in such Indenture).

(b)	Exhibit 10.1 - Amended and Restated Credit Facility, dated June 23, 2004, by and among Argo-Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent.

(c)	Exhibit 31.1 – Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(d)	Exhibit 31.2 – Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(e)	Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 10, 2004	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair
Frances S. St. Clair
Executive Vice President and Chief
Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad
Paul A. Sklad
Controller
(Principal Accounting Officer)