Form 10-K
period 2004-10-30
ARGO TECH CORP
filed 2005-01-27
CIK 1047837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 30, 2004
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file no. 333-38223

ARGO-TECH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	31-1521125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23555 Euclid Avenue, Cleveland, Ohio 44117

(Address of principal executive offices — zip code)

(216) 692-6000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Form 10-K.     Yes ☑     No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐     No ☑

      No established published trading market exists for the registrant’s common stock, par value $0.01 per share. As of January 15, 2005, 1 share of the registrant’s common stock was outstanding, and is held by AT Holdings Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX TO ANNUAL REPORT

ON FORM 10-K

ARGO-TECH CORPORATION

PART I

Item 1.	Business.

      Argo-Tech Corporation, a Delaware corporation (“we”, “us” or “Argo-Tech”), was formed in 1986 to acquire the Power Accessories Division of TRW. Today, we are a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio. Financial information by business segment can be found in Note 13 to the audited consolidated financial statements included elsewhere in this report.

      Our principal executive offices are located at 23555 Euclid Avenue, Cleveland, Ohio 44117, and our telephone number is (216) 692-6000. We also maintain a website at www.argo-tech.com. However, information on our website is not a part of this report.

Aerospace segment

      We are the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of main engine fuel pumps to the military. We are also a leading supplier of commercial and military airframe products and systems, which are used to transfer fuel to an engine and control fuel between tanks. In addition, we are a leading global supplier of military aerial refueling pumps and related equipment.

      During the long life cycle of aircraft containing our products, we earn significant aftermarket revenue from repair and overhaul sales. On average, a commercial aircraft will experience five to six main engine fuel pump overhauls over its 30-year life span.

Industrial segment

      We are the leading supplier of ground fueling components and automated fuel management systems, which are used at airports throughout the world. In addition, we design and supply in-tank pumps and nozzles for liquid natural gas (“LNG”), liquid propane gas and other cryogenic fluids, as well as specialty military and industrial hose for aerospace, chemical transfer and marine applications. We also supply products to the industrial gas turbine industry.

      We operate an aerospace certified materials laboratory and a business park in Cleveland, Ohio, where we maintain our headquarters and primary production facilities.

Products

     Aerospace

      Main engine fuel pumps. Main engine fuel pumps are precision mechanical pumps, mounted to the aircraft’s engines, that maintain the flow of fuel to the engine at a precise rate and pressure. These pumps consist of an aluminum body which is cast by certified subcontractors. We then machine the casting, manufacture a variety of other components, assemble the final product and perform rigorous testing at our Cleveland facility.

      Our main engine fuel pumps are used across the full spectrum of commercial engine designs. We are the sole source supplier of main engine fuel pumps for all CFM56 series engines, the most popular series of large commercial aircraft engines used today and for the Boeing 777 aircraft. Our products also include large regional and business jet applications, including the main engine fuel pumps used on all regional jets manufactured by Bombardier and Embraer having seating capacity for at least 70 passengers. These jets include the high-end Bombardier Global Express, the Gulfstream Aerospace Corp. V aircraft and the Boeing 717. We supply main engine fuel pumps for the GE CF34-8 engine, which is used on the Bombardier CRJ700 and CRJ900 regional and business aircraft and the Embraer ERJ-170, a 70 passenger regional jet. We also supply main engine fuel pumps for the GE CF34-10 engine which is used on the Embraer ERJ-190 and the new ARJ 21 regional jet to be manufactured by AVIC I Commercial Aircraft Co. Ltd. in China.

      Airframe products. Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. We design and manufacture complete fuel systems and fuel subsystems such as refuel/ defuel, engine feed and fuel level control. We also design and manufacture a wide variety of fuel components consisting of boost and transfer fuel pumps, fuel flow proportioners and airframe valves, adapters, nozzles and caps. These systems and components are used for fueling, storing, transferring and engine feed functions during ground and flight operations. Argo-Tech is the fuel system supplier for the Eclipse 500, a new generation of business jet manufactured by Eclipse Aviation Corporation, as well as for the Adam A700, the Javelin and the Northrop-Grumman X47 Joint Unmanned Combat Aircraft System.

      Aerial refueling systems. Aerial refueling systems permit military aerial tankers to refuel fighter, bomber and other military aircraft while in flight. We are a major supplier of components for aerial refueling systems, which are produced only for military applications. Aerial refueling components we manufacture, including pumps, hose and couplers, are installed in the refueling systems of 100% of U.S. designed military aircraft equipped with aerial refueling capability.

      Aftermarket sales. Aftermarket sales comprise the largest component of our aerospace business, and consist primarily of spare parts sales and overhaul, retrofit, repair and technical support to commercial and military customers worldwide.

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

      We also sell fuel management systems, including the Argo-Tech-developed AVR2000 Aviation Refueling Management System, which is used at nearly 200 sites worldwide. It is the leading hardware and software system for customized fuel utilization management, data collection and billing in the industry.

      Cryogenic products. We design and supply high performance submerged motor pumps for cryogenic gases and fluids. We have also introduced LNG nozzles and receptacles for use on alternative fuel vehicles. We believe these products position us favorably in this emerging market.

      Industrial gas turbine products. As a result of our established record of performance with our Aerospace engine products, we have gained entry into the Industrial & Marine Gas Turbine, or “IMGT,” market. Our current IMGT products include designed to specification lubrication and scavenge pumps, liquid fuel delivery pumps and precision liquid fuel flow dividers. We offer complete aftermarket support for these products, including technical support, supply of spare parts, product repair and overhaul and on-site service.

Customers

Aerospace

      Original Equipment Manufacturer (referred to as “OEM” in this report) customers for our aerospace products include the world’s major aircraft engine manufacturers: General Electric, Honeywell, Pratt & Whitney (including Pratt & Whitney Canada), Rolls-Royce (including Rolls-Royce Allison and Rolls-Royce Deutschland), SNECMA and Williams International Corp. Customers for our airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lockheed Martin, Northrop Grumman, Raytheon and various U.S. government agencies. Orders for military components can be directly received from government entities and through customers such as Boeing, General Electric, Lockheed Martin and Pratt & Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines. Currently, the total number of airline and third party customers for our spare parts, overhaul and repair exceeds 200. Upsilon International Corporation and two other related entities, as distributors of certain of our products to foreign customers, accounted for approximately 12% of our net revenues for the fiscal year ended October 30, 2004. See “Item 13. Certain Relationships and Related Transactions — Distribution agreements.” No other customer accounted for more than 10% of our net revenues during this period.

Industrial

      Most commercial ground fueling products are sold to customers through independent distributors, while military ground fueling products are usually sold directly to the government. Customers in the domestic markets include a variety of airlines, airports and various fixed base operators. In international markets, our ground fueling products are purchased by several oil companies, including ExxonMobil, Royal Dutch Shell and several state-run oil companies and airport authorities.

      Our cryogenic pump customer base includes shipping vessels operated by domestic and foreign carriers, liquefied gas ship loading terminal owners, liquefied gas receiving terminals, petrochemical plants, Samsung and other large architectural and engineering companies worldwide, electric power generation companies and alternate fuel vehicle fleet operators.

      Our industrial gas turbine products are utilized in three market sectors: power generation, mechanical drive and marine. Major customers for these products include Rolls Royce Energy Systems, Rolls Royce Power Engineering, Siemens Westinghouse and Statoil.

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

      We market and sell our OEM and aftermarket products through a combination of direct marketing, internal sales personnel, independent manufacturing representatives and U.S. and international distributors. We supply main engine fuel pump spare parts directly to domestic airlines and third-party overhaul shops, while foreign customers that purchase main engine fuel pump products receive their spare parts through Upsilon International Corporation, which operates a distribution facility in Torrance, California.

      For the fiscal years ended October 30, 2004, October 25, 2003 and October 26, 2002, customer revenues from the United States were $107.1 million, $94.0 million and $86.7 million, respectively, and foreign customer revenues were $80.2 million, $66.7 million and $68.6 million, respectively.

Suppliers and raw materials

      We use a certified supplier program that demands a commitment to 100% quality and on-time deliveries. Supplier performance is measured by our comprehensive supplier rating system. Currently, our supplier base includes approximately 800 companies.

      Our largest supplier expenditure relates to outsourcing of component machining. We have derived significant savings by taking advantage of advances in machining technologies and by coordinating engineering with our suppliers. Agreements are in place with our key long term suppliers that provide most of the outside supplier component machining.

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

Manufacturing, repair and overhaul

      Argo-Tech has a total of five manufacturing, repair and overhaul facilities:

•	a 150-acre business park in Cleveland, Ohio;

•	a 9.2-acre facility in Costa Mesa, California;

•	an 85,000 square-foot facility in Tucson, Arizona;

•	a 6,000 square-foot facility in Inglewood, California; and

•	a 3,500 square-foot facility in Henley-on-Thames, England.

      In the Aerospace segment, main engine fuel pumps and some models of our airframe fuel pumps are manufactured, repaired and overhauled at our Cleveland facility. The remaining Aerospace segment products are manufactured, repaired and overhauled in our Costa Mesa facility. The Inglewood facility is exclusively an overhaul and repair shop for our main engine fuel pump products.

      In the Industrial segment, all products are manufactured in the Costa Mesa facility with three exceptions: (i) industrial hose products which are manufactured in our Tucson facility; (ii) the AVR 2000 airport fuel management system, which is produced at our Henley-on-Thames facility; and (iii) industrial and marine gas turbine products, which are manufactured at our Cleveland facility. Repair and overhaul of Industrial segment products is conducted in our Cleveland and Costa Mesa facilities.

      Most of the products at our Cleveland facility are manufactured internally. This facility houses our senior management and the majority of our Aerospace engineering and design staff, sales team and production and main distribution facilities. This facility is organized around manufacturing “cells” that produce bearings, gears, housings and shafts for assembly. By creating cells, the necessary people, machinery, materials and methods are focused on distinct products and processes. Each manufacturing cell includes members from each of the Manufacturing, Quality, Production Control, Statistical Process Control and Manufacturing Engineering disciplines. Our design engineering staff is also organized into cells which correspond to and complement the manufacturing cells. The manufacturing and engineering cells work together to achieve the timely design and production of our products.

      In contrast to our substantial reliance on internal manufacturing of products in our Cleveland facility, we outsource most of the machining and pre-assembly production of products in our Costa Mesa facility to external providers. However, we do maintain internal equipment capacity at our Costa Mesa facility, which enables us to produce small quantity, quick turn components to reduce setup/breakdown times on smaller jobs and for the manufacturing control of key parts. We have lowered the cost of products manufactured in Costa Mesa by outsourcing capital intensive tasks such as casting and machining, while completing final assembly and testing on the premises.

      All of the industrial hose products manufactured at our Tucson facility are processed internally. The software relating to the AVR 2000 airport fuel management system is written internally at our Henley-on-Thames facility, while the hardware relating to the system is sourced from two third parties.

      In addition to our manufacturing facilities, we maintain sophisticated testing facilities at our Cleveland and Costa Mesa locations. These testing facilities allow for simulation of typical conditions and stresses that will be experienced by our products during use. Our products are also thoroughly tested for design compliance, performance and durability. To facilitate quality control and product development, we maintain a sophisticated chemistry and metallurgy laboratory at our Cleveland facility.

      We have obtained and preserved our quality management system certifications. ISO-9001:2000 and AS 9100 Revision A certifications are recognized by most of our customers, as well as by the Federal Aviation Administration and U.S. government supply organizations.

Intellectual property

      We rely on intellectual property, including a number of trade secrets, trademarks and patented and unpatented technology, to operate our business. We will continue to dedicate technical resources toward the further development of proprietary products and processes to maintain our competitive position in the markets we serve. Although we consider our intellectual property rights to be valuable, we do not believe that the loss of any such rights would have a material adverse effect on us.

Government regulations

      The commercial aerospace industry is highly regulated by the Federal Aviation Administration in the United States, the Joint Aviation Authorities in Europe and the Civil Aviation Authority in England, while the military aerospace industry is governed by military quality (MIL or ISO-9000) specifications. We are required to be certified by one or more of these entities and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. We must also satisfy the requirements of our customers, including OEMs and airlines, that are subject to Federal Aviation Administration regulations, and provide these customers with products that comply with the government regulations applicable to commercial flight operations. In addition, the Federal Aviation Administration requires that various maintenance routines be performed on aircraft components. We currently satisfy or exceed these maintenance standards in our repair and overhaul activities. We maintain repair stations approved by the Federal Aviation Administration at our Cleveland, Costa Mesa and Inglewood facilities.

      Our aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970, known as “OSHA,” mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. We believe that our operations are in material compliance with OSHA’s health and safety requirements.

Competition

      Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. Competitors in the Aerospace segment are primarily divisions of large corporations. Virtually all of Argo-Tech’s competitors have significantly greater financial resources than does Argo-Tech. Our primary competitors in the aerospace segment include Cobham, Goodrich, Hamilton Sundstrand, Intertechnique and Parker-Hannifin.

      In the Industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery. Our primary competitors in the industrial segment include Ebara, Nikkiso and Meggitt.

Backlog

      We believe that unfilled orders are not necessarily an indicator of future shipment levels of our products. As customers demand shorter lead times and flexibility in delivery schedules, they have also revised their purchasing practices. As a result, notification of firm orders may occur only within 30 to 60 days of delivery. In addition, due to the government funding process, backlog can vary on a period-to-period basis depending on the stage of completion of the contracts represented by such backlog. Therefore, we believe that the backlog of unfilled orders at fiscal year end cannot be relied upon as a valid indication of our sales or profitability in a subsequent year.

Development expense trends

      In connection with new aerospace product development programs, we incur significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels. Research and development expenses were $11.9 million, $9.5 million and $11.7 million for the fiscal years ended October 30, 2004, October 25, 2003 and October 26, 2002, respectively.

Employees

      As of October 30, 2004, we had 690 full-time employees of which 409 are salaried and 281 are hourly. The 173 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement that will expire on March 31, 2008.

Environmental matters

      Our operations are subject to a number of national, state and local environmental laws in the United States and other countries, and to regulation by government agencies, including the U.S. Environmental Protection Agency. Among other matters, these regulatory authorities impose requirements that regulate the emission, discharge, generation, management, transportation and disposal of pollutants and hazardous substances. These authorities may require response actions to hazardous substances which may be or have been released to the environment, and require us to obtain and maintain permits in connection with our operations. This extensive regulatory framework imposes significant compliance burdens and risks.

      Although we seek to maintain our operations and facilities in compliance with applicable environmental laws, there can be no assurance that we have no violations, or that changes in such laws, regulations or interpretations of such laws or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. We have not made or incurred in fiscal year 2004, and do not believe that we will have to make or incur in fiscal year 2005, material capital expenditures for our operations to comply with environmental laws or regulations of which we are aware or material costs for environmental remediation.

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

      The 1986 TRW purchase agreement also requires TRW, for a period of 20 years from the date of the agreement, to indemnify us for:

•	costs associated with third party environmental claims relating to environmental conditions arising from activities conducted by TRW during its operation of its Power Accessories Division that have not been conducted by us after our purchase of the assets of the division in 1986; and

•	a portion of the costs associated with third party environmental claims arising from activities conducted by TRW and us, the portion of the costs to be paid by each party being determined based on the length of time each party conducted the activity giving rise to the claim.

      We have received no third party environmental claims relating to the Cleveland facility.

      In March 1986, a two thousand gallon underground storage tank was removed from our Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the removal of the tank, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene and perchloroethylene. In 1990, the Regional Water Quality Control Board issued a Cleanup and Abatement Order to J.C. Carter Company, Inc., or “Carter”(which we acquired in 1997 and now operate as a wholly-owned subsidiary named Argo-Tech Corporation Costa Mesa), relating to the investigation and remediation of groundwater contamination. To date, the full extent of the groundwater contamination has not been ascertained. By virtue of our acquisition of Carter, Carter’s responsibility for satisfying the cleanup order could affect us. However, we have obtained indemnification from Carter’s selling stockholders for, among other things, all costs and expenses related to satisfaction of the order. As a result, since our acquisition of Carter, we have not paid any material portion of these costs and expenses. This indemnification does not expire. However, there can be no assurance that such indemnification obligations with respect to the cleanup order will continue to be satisfied by the selling stockholders. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk factors — We have potential exposure resulting from environmental matters.”

Item 2.	Properties.

      We own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine fuel pump, airframe fuel pump and industrial gas turbine businesses and lease almost one million square feet of the facility to third parties. We believe that this facility’s machinery, plants and offices are in satisfactory operating condition. We also believe that it has sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures. The Cleveland facility is utilized by both of our segments, Aerospace and Industrial.

      We also own a 9.2-acre facility in Costa Mesa, California, which encompasses 165,000 covered square feet. We manufacture certain of our Aerospace segment’s airframe and aerial refueling products and accessories, as well as our Industrial segment’s ground fueling and cryogenic products equipment at this facility. We believe that our Costa Mesa facility has sufficient capacity to permit further growth in those product lines without significant additional capital expenditures.

      Our leased facility in Tucson, Arizona encompasses 85,000 square feet and includes available space for expansion. We manufacture specialty industrial hose for our Aerospace and Industrial segments, including hoses for chemical transfer, marine applications, ground fueling and aerial refueling at this facility. We believe the Tucson facility has sufficient capital and capacity to permit further growth in those product lines without significant additional capital expenditures.

      Our Inglewood, California leased facility occupies approximately 6,000 square feet. Its primary purpose is to repair and overhaul main engine fuel pumps owned by airline customers. Inglewood’s assets include test stands for testing fuel pumps after overhaul and a small machine shop for simple rework of pump components. The Inglewood facility is utilized by our Aerospace segment.

      A leased facility at Henley-on-Thames, England occupies approximately 3,500 square feet. Its primary activities are the design, development and support of aviation refueling management systems for our Industrial segment.

Item 3.	Legal Proceedings.

      We are not presently involved in any material legal proceedings. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of our sole stockholder, AT Holdings Corporation, during the fourth quarter of fiscal year 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity; Related Stockholder Matters and Issuer Purchases of Equity Securities.

      We are a wholly owned subsidiary of AT Holdings Corporation, which we refer to as “AT Holdings.” Neither AT Holdings nor Argo-Tech have any equity securities that trade in an established public trading market or otherwise.

      We paid cash dividends totaling $57.6 million to AT Holdings in fiscal year 2004. Our ability to pay any dividends to AT Holdings in the future is limited by the terms of the indenture pursuant to which our 9 1/4% Senior Notes due 2011 were issued and our existing credit facility. The indenture and credit facility contain certain optional and mandatory redemption features and other financial covenants, including restrictions on our ability to incur additional indebtedness, pay dividends or make other restricted payments to AT Holdings. However, the indenture permits certain payments to AT Holdings for, among other things, corporate administrative expenses not to exceed $500,000 per fiscal year and specified tax obligations.

      We have no equity compensation plans under which our securities are authorized for issuance.

Item 6.	Selected Financial Data.

Selected Consolidated Financial Data

      The following table sets forth Argo-Tech’s selected historical consolidated financial data for the fiscal years 2000 through 2004, which have been derived from Argo-Tech’s audited consolidated financial statements for those periods. Argo-Tech’s fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 30, 2004 is referred to as “fiscal 2004.” The 2004 fiscal year consisted of a 53-week period. All of the other fiscal years presented consisted of 52-week periods. The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended

	October 30,	October 25,	October 26,	October 27,	October 28,
	2004	2003	2002	2001	2000

	(Dollars in thousands)
Operating results
Net revenues	$187,328	$160,726	$155,303	$173,208	$159,353

Gross profit	78,125	66,191	66,634	79,033	66,870
Selling, general and administrative	31,166	26,417	23,359	23,094	24,404
Research and development	11,934	9,525	11,722	10,265	9,597
Amortization of intangibles	3,414	3,414	3,721	7,515	7,517

Income from operations	31,611	26,835	27,832	38,159	25,352
Interest expense	22,705	21,257	21,434	24,534	25,644
Debt extinguishment expense	12,961	—	—	—	—
Other, net	(95)	(529)	(97)	(51)	(402)
Income tax provision (benefit)	(3,499)	1,579	569	2,876	(642)

Net income (loss)	$(461)	$4,528	$5,926	$10,800	$752

	Fiscal Year Ended

	October 30,	October 25,		October 26,		October 27,		October 28,
	2004	2003		2002		2001		2000

	(Dollars in thousands)
Balance sheet data (at end of period):
Cash and cash equivalents	$15,857	$14,057		$17,769		$8,057		$5,174
Total assets	254,262	255,797		260,333		273,574		277,334
Working capital	41,963	34,934		33,352		35,904		33,277
Total debt	264,813	219,349		235,045		253,380		264,762
Redeemable ESOP stock, net(1)	40,957	14,612		8,835		13,994		20,983
Stockholder’s equity/ (deficiency)(2)	(110,976)	(29,928)		(31,633)		(42,119)		(58,842)
Other data:
Adjusted EBITDA(3)	$44,893	$36,867		$38,447		$54,066		$42,671
Adjusted EBITDA margin(4)	24.0%	22.9%		24.8%		31.2%		26.8%
Net cash flows provided by operating activities	$33,230	$15,673		$30,724		$18,063		$22,427
Net cash flows used in investing activities	(3,056)	(1,939)		(1,785)		(1,885)		(3,025)
Net cash flows used in financing activities	(28,374)	(17,446)		(19,227)		(13,295)		(18,101)
Depreciation and amortization of intangibles and deferred financing fees	9,175	10,053		10,387		15,214		15,635
Capital expenditures	3,056	1,939		1,785		1,885		3,025
Ratio of earnings to fixed charges(5)	—	1.3	x	1.3	x	1.6	x	1.0	x

(1)	Redeemable ESOP Stock has been excluded from stockholder’s equity/(deficiency) due to the ability of holders of the ESOP Stock to “put,” subject to certain restrictions, the shares of ESOP Stock to Argo-Tech at the most recent valuation of our independent consulting firm.

(2)	Includes a dividend of $57.6 million to AT Holdings made in the third quarter of fiscal 2004 from the proceeds of the $250.0 million of senior notes.

(3)	“EBITDA” is net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA further adjusted to exclude ESOP compensation expense, amortization of purchase accounting, non-cash compensation costs, write-off of inventory acquisition step-up, debt extinguishment expenses and a fixed asset write-off. EBITDA and Adjusted EBITDA do not represent, and should not be considered as alternatives to, net income or cash flows provided by operating activities, as determined by Generally Accepted Accounting Principles (“GAAP”), and our calculations thereof may not be comparable to that reported by other companies. EBITDA and Adjusted EBITDA are included in this report because they are a basis upon which we assess our liquidity position and because certain covenants in our borrowing arrangements are tied to similar measures. We also believe that it is widely accepted that EBITDA and Adjusted EBITDA provide useful information regarding a company’s ability to service and/or incur indebtedness. This belief is based on our negotiations with our lenders who have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on our EBITDA and our Adjusted EBITDA. EBITDA and Adjusted EBITDA do not take into account our working capital requirements, debt service requirements, tax payments, capital expenditures and other commitments and, accordingly, are not necessarily indicative of amounts that may be available for discretionary use. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors.

      The following table reconciles Adjusted EBITDA to EBITDA and net income:

	Fiscal Year Ended

	October 30,	October 25,	October 26,	October 27,	October 28,
	2004	2003	2002	2001	2000

	(Dollars in thousands)
Net income (loss)	$(461)	$4,528	$5,926	$10,800	$752
Add:
Depreciation and amortization	7,213	7,601	8,329	13,074	13,494
Interest expense(a)	22,705	21,257	21,434	24,534	25,644
Income tax provision (benefit)	(3,499)	1,579	569	2,876	(642)

EBITDA	$25,958	$34,965	$36,258	$51,284	$39,248
Add:
ESOP compensation expense(b)	4,851	1,874	1,344	2,091	2,972
Amortization of purchase accounting(c)	—	28	259	4	296
Non-cash compensation/benefit cost(d)	1,123	—	586	526	—
Debt extinguishment expense(e)	12,961	—	—	—	—
Write-off of inventory acquisition step-up	—	—	—	—	155
Fixed asset write-off	—	—	—	161	—

Adjusted EBITDA	$44,893	$36,867	$38,447	$54,066	$42,671

(a)	Interest expense includes the amortization of deferred financing fees.

(b)	Represents the value of the shares committed to be released by the ESOP trustee under the ESOP’s provisions for allocation to participants and recognized as a non-cash compensation expense.

(c)	Represents the incremental depreciation relating to plant and equipment written up to its fair market value under purchase accounting applied to the acquisition of Argo-Tech Corporation Costa Mesa (formerly J.C. Carter Company, Inc.). Such amortization is included in cost of sales.

(d)	In fiscal year 2001, this represents the non-cash expense related to the remeasurement of the stock option plans whose expiration date was extended. In fiscal year 2002, this represents the non-cash expense related to a salary early retirement program. In fiscal year 2004, this represents the non-cash compensation expense related to our ESOP Excess Benefit Plan.

(e)	Represents the write-off of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement in June 2004, amounts paid for the tender, consent and redemption of our senior subordinated notes and the recognition of the remaining accretion on a portion of our senior subordinated notes that were issued at a discount.

      The following table reconciles Adjusted EBITDA to net cash flow from operating activities:

	October 30,	October 25,	October 26,	October 27,	October 28,
	2004	2003	2002	2001	2000

	(Dollars in thousands)
Adjusted EBITDA	$44,893	$36,867	$38,447	$54,066	$42,671
Change in operating assets and liabilities	8,424	(590)	14,973	(6,559)	5,342
Interest expense	(22,705)	(21,257)	(21,434)	(24,534)	(25,644)
Income tax benefit (provision)	3,499	(1,579)	(569)	(2,876)	642
All other adjustments	(881)	2,232	(693)	(2,034)	(584)

Net cash provided by operating activities	$33,230	$15,673	$30,724	$18,063	$22,427

(4)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(5)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees. No ratio is presented for the fiscal year ended October 30, 2004 as the earnings for that period were $3,960,000 less than the fixed charges.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with our financial statements and the notes to those statements and other financial information included elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See “— Risk factors” below for more information regarding forward-looking statements.

Overview

      We are a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio. Financial information by business segment can be found in Note 13 to the audited consolidated financial statements included elsewhere in this report.

      In fiscal 2004, the Aerospace segment generated approximately 74% of our net revenues and the Industrial segment generated approximately 26% of our net revenues. Approximately 63% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 37% of our aerospace revenues. Approximately 58% of the industrial revenues were derived from sales to commercial customers, while military customers represented approximately 42% of our industrial revenues.

      In fiscal 2004, sales to commercial OEMs represented approximately 26% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below cost of production in anticipation of receiving orders for commercial spare parts and overhaul activities at significantly higher margins. Most of our OEM sales are on a sole source basis; therefore, in most cases, we are the only OEM certified provider of these parts in the aftermarket. Over the approximately 30 year life cycle of an aircraft program, commercial spare parts and overhaul activities for products we manufacture often generate six or more times the aggregate net revenues of the OEM program. We have over 50 years of experience in most of our product lines which allows us to benefit from a large and growing installed base.

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

      The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying audited consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.

ESOP

      We established our Employee Stock Ownership Plan (ESOP) in 1994 by purchasing 420,000 shares of common stock of our parent company, AT Holdings, with the proceeds of a $16.8 million ten-year loan funded through a credit facility that was refinanced on July 18, 1997. The term of the loan ended on April 28, 2004, at which time the remaining amount of the loan was repaid in full, releasing the final 21,000 shares of stock which represented a half-year allocation from the suspense account. We decided to continue this employee benefit by contributing 21,000 shares of AT Holdings common stock to the plan in October 2004. We plan to contribute 42,000 shares in October 2005. All of these 63,000 shares have been repurchased by Argo-Tech from plan participants who exercised their put option rights under the plan. The ESOP, which includes approximately 225 of our salaried employees, represents an ownership interest in AT Holdings of approximately 54%. GAAP requires that non-cash ESOP compensation expense and a corresponding increase in stockholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $4.9 million, $1.9 million and $1.3 million for the fiscal years ended October 30, 2004, October 25, 2003 and October 26, 2002, respectively. In addition, participants may require us, in certain circumstances, to repurchase shares of AT Holdings common stock that they receive from the ESOP at the most recent valuation of our independent consulting firm. In fiscal 2002, 2003 and 2004, we were required to repurchase an aggregate of approximately $0.5 million, $0.3 million and $0.6 million, respectively, of redeemable ESOP stock, which we purchased using available cash. In fiscal 2005, we estimate our repurchase obligations could be between $3.5 million and $4.5 million. See “Risk factors — Risks associated with our business and operations — Our cash flows and capital resources may be adversely affected by exercises of rights to require us to repurchase or redeem securities of AT Holdings.”

Refinancing

      On June 23, 2004, we completed a refinancing of substantially all of our outstanding indebtedness, including the capital structure of our parent, AT Holdings, by:

•	purchasing through a tender offer our outstanding $195.0 million aggregate principal amount of senior subordinated notes due 2007, together with a premium of approximately $5.5 million and accrued and unpaid interest of approximately $4.0 million, and redeeming any of these notes that were not tendered;

•	redeeming all of AT Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock (referred to in this report as the “Holdings Preferred Stock”) at 100% of the $30.0 million liquidation preference, together with accrued and unpaid dividends of $27.6 million; and

•	restating $19.8 million of term loans outstanding under our then-existing senior credit facility, together with accrued and unpaid interest of $0.1 million.

      The above transactions and the payment of associated fees and expenses are collectively referred to in this report as the “Refinancing.”

Recent developments

      Following the September 11, 2001 terrorist attacks, the commercial aerospace industry experienced a significant downturn in both the OEM and aftermarket sectors. The major commercial airlines reduced their flying capacity by retiring older aircraft, parking underutilized aircraft and canceling or delaying the delivery of new aircraft. Additionally, many airlines deferred maintenance which reduced the need for aftermarket services. During 2004, commercial OEM and aftermarket revenues increased 11.4% and 15.3%, respectively. It is anticipated that commercial OEM and aftermarket revenues will increase modestly in 2005. Military revenues increased 13.4% in 2004 due to demand for aftermarket products and services as a result of military activity in the Middle East and due to increased production on several OEM programs. We anticipate military revenues will remain steady in 2005. We anticipate increased Industrial revenues in 2005 primarily due to increased demand for our ground fueling and cryogenic products.

      Our fiscal year 2005 revenues and cash flows are forecasted to be higher than fiscal year 2004 due to continued improvement in the commercial aerospace industry and improved performance in our cryogenic products business, partially offset by increased development expenses related to new programs. Management believes that we will be able to maintain our liquidity and remain in compliance with our debt covenants.

      Our parent, AT Holdings, owns an asset tracking technology that is currently in development. Argo-Tech provides the funding for the development of this technology through dividends to AT Holdings. During fiscal year 2004, we dividended $0.9 million to AT Holdings for development expenses. We estimate that the dividend to fund this technology in fiscal year 2005 will be approximately $3.0 million. This dividend is within the restrictions contained in both our indenture and credit facility governing our ability to pay dividends or make other restricted payments to our parent.

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

      Pensions and post-retirement plan assumptions. We have two noncontributory defined benefit pension plans for qualifying hourly and salary employees and a postretirement health care benefit plan for qualifying hourly retirees and their dependents. We account for our defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, No. 106 and No. 132, which requires amounts recognized in the financial statements to be determined on an actuarial basis. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement benefit plan. The estimated cost and benefits of the noncontributory defined benefit pension plans and the postretirement health care plan are determined by an independent actuary using various actuarial assumptions, including, but not limited to, assumptions on demographic factors such as retirement, mortality and turnover. We have analyzed the rate of return on assets used and determined that this rate is reasonable based on the plans’ historical performance relative to the overall markets. The discount rate assumption is consistent with prior years and is based on changes in the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our benefit plan expenses would also change. An increase/decrease in the discount rate, assuming no other changes in the estimates, reduces/increases the amount of the accumulated benefit obligation and the related required expense. A detailed discussion of Argo-Tech’s pensions and post-retirement plans can be found in Note 10 to the audited consolidated financial statements included elsewhere in this report.

Results of operations

      The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues.

	Fiscal Year Ended

	October 30, 2004	October 25, 2003	October 26, 2002

Net revenues	100.0%	100.0%	100.0%
Gross profit	41.7%	41.2%	42.9%
Operating expenses	24.8%	24.5%	25.0%
Income from operations	16.9%	16.7%	17.9%
Interest expense	12.1%	13.2%	13.7%
Debt extinguishment expense	6.9%	—	—
Other, net	—	(0.3)%	—
Income (loss) before income taxes	(2.1)%	3.8%	4.2%
Income tax provision (benefit)	(1.9)%	1.0%	0.4%
Net income (loss)	(0.2)%	2.8%	3.8%

Export sales

      Substantially all of our export sales are denominated in U.S. dollars. Export sales for fiscal years 2004, 2003, and 2002 were $80.2 million, $66.7 million and $68.6 million, respectively. Sales to Europe for fiscal years 2004, 2003 and 2002 were $32.8 million, $30.4 million and $28.0 million, respectively. Export sales to all other regions, individually less than 10%, were $47.4 million, $36.3 million and $40.6 million for fiscal years 2004, 2003 and 2002, respectively.

Fiscal 2004 compared with fiscal 2003

      Net revenues for fiscal 2004 increased $26.6 million, or 16.6%, to $187.3 million from $160.7 million for fiscal 2003. This change was due to an increase in aerospace revenues of $16.9 million and a $9.7 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $10.9 million in commercial revenues and an increase of $6.0 million in military revenues. Commercial OEM revenues increased $2.3 million, or 11.4% to $22.5 million and commercial aftermarket revenues increased $8.6 million, or 15.3% to $64.9 million. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to increases in repair and overhaul services and demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket main engine fuel pumps and components as well as an increase in revenues related to airframe components on various OEM and OEM development programs, partially offset by a decrease in aftermarket revenues related to airframe components. Industrial revenues increased $9.7 million, primarily attributable to an increase of $8.0 million in ground fueling revenues, of which $6.2 million was attributable to military sales, and $1.9 million in cryogenic pump revenues, offset by a slight decrease in business park revenues. Approximately 42.8% of fiscal 2004 net revenues were attributable to export sales to foreign customers compared to 41.5% in fiscal 2003. Substantially all such sales were denominated in U.S. dollars.

      Aerospace gross profit for fiscal 2004 increased $9.8 million, or 18.3%, to $63.3 million from $53.5 million for fiscal 2003. Gross margin increased to 45.8% for fiscal 2004 from 44.2% for fiscal 2003. The increase in gross profit and gross margin is primarily attributable to an increase in higher margin commercial aerospace aftermarket revenues, an increase in military revenues and an increase in operating efficiencies at both our Cleveland and Costa Mesa facilities, partially offset by an increase in non-cash costs associated with ESOP compensation. Industrial gross profit for fiscal 2004 increased $2.2 million or 16.9% to $15.2 million from $13.0 million in fiscal 2003. The increase in gross profit was attributable to an increase in ground fueling revenues partially offset by a decrease in cryogenic gross profit, attributable to an increase in manufacturing costs. Gross margin decreased to 30.9% in fiscal 2004 from 33.0% in fiscal 2003 primarily attributable to an increase in manufacturing costs for our cryogenic pump products partially offset by a favorable sales mix of ground fueling products.

      Operating expenses for fiscal 2004 increased $7.1 million, or 18.0%, to $46.5 million from $39.4 million in fiscal 2003. The increase is primarily due to an increase in selling, general and administrative expenses of $4.7 million and research and development expenses of $2.4 million. The increase in selling, general and administrative expenses of $4.7 million was related to increased non-cash costs associated with ESOP compensation, increased incentive compensation and increased marketing costs, including commissions and royalties. The increase in research and development expenses is primarily due to a decrease in customer paid development expenses. Operating expenses as a percentage of revenues increased to 24.8% for fiscal 2004 from 24.5% in fiscal 2003.

      Income from operations for fiscal 2004 increased $4.8 million, or 17.9%, to $31.6 million from $26.8 million in fiscal 2003. As a percent of revenues, income from operations for fiscal 2004 increased to 16.9% from 16.7% in fiscal 2003. These increases were primarily due to increased sales of higher margin commercial aerospace aftermarket revenues, an increase in military revenues and an increase in ground fueling revenues, partially offset by an increase in cryogenic pump manufacturing costs and higher operating expenses.

      Interest expense for fiscal 2004 increased $1.5 million, or 7.1%, to $22.7 million from $21.2 million in fiscal 2003 due to a higher outstanding borrowing and interest rate on our $250.0 million 9 1/4% senior notes issued in June 2004 which was partially offset by lower outstanding borrowing and interest rates on our credit facility.

      Debt extinguishment expense of $12.9 million was incurred in fiscal 2004. The expense is for the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8 5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8 5/8% senior subordinated notes that were issued at a discount.

      The income tax benefit was $3.5 million for fiscal 2004 as compared to a provision of $1.6 million in fiscal 2003. This decrease in income tax is primarily due to a decrease in pre-tax income and a lower estimated effective tax rate in the current year due to the debt extinguishment expenses. A reconciliation of the income tax provision can be found in Note 11 to the audited consolidated financial statements included elsewhere in this report.

      Net income for fiscal 2004 decreased $5.0 million to a loss of $0.5 million from income of $4.5 million in fiscal 2003, primarily due to the revenue and expense factors discussed above.

Fiscal 2003 compared with fiscal 2002

      Net revenues for fiscal 2003 increased $5.4 million, or 3.5%, to $160.7 million from $155.3 million for fiscal 2002. This change was due to an increase in aerospace revenues of $0.3 million and a $5.1 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $9.8 million in military revenues offset by a decrease of $9.5 million in commercial revenues. Commercial OEM revenues decreased $0.6 million, or 2.9%, to $20.2 million and commercial aftermarket revenues decreased $8.9 million, or 13.7%, to $56.3 million. Commercial OEM revenues declined as a result of lower overall engine requirements from our customers in response to decreasing aircraft build rates. Commercial aftermarket revenues were lower primarily due to a decrease in the demand for spare part sales and repair and overhaul activities. The lower demand for aftermarket sales and activities is a result of the reduced flying by commercial airlines, the availability of spare parts taken from parked aircraft and deferral of maintenance. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket aerial refueling components, main engine fuel pump and airframe components, as well as an increase in revenues related to airframe components on various OEM development programs. Industrial revenues increased $5.1 million, primarily due to an increase in ground fueling and cryogenic pump revenues offset by a decrease in industrial gas turbine revenues. Approximately 41.5% of fiscal 2003 net revenues were attributable to export sales to foreign customers compared to 44.2% in fiscal 2002. Substantially all such sales were denominated in U.S. dollars.

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

      Operating expenses for fiscal 2003 increased $0.6 million, or 1.5%, to $39.4 million from $38.8 million in fiscal 2002. Selling, general and administrative expenses increased $3.0 million due to a $2.1 million change in classification and allocation of certain costs from cost of sales, an increase in marketing costs, bid and proposal costs, legal costs, severance costs associated with a reduction in the salaried workforce and an increase in non-cash ESOP compensation expense offset by the non-recurrence of a non-cash expense of $0.6 million related to a salaried employee early retirement program in fiscal 2002. Research and development expenses decreased $2.2 million due to an increase in customer paid development expenses, which are included in cost of revenues, and a decrease in spending related to programs nearing completion. Operating expenses as a percent of revenues decreased to 24.5% for fiscal 2003 from 25.0% in fiscal 2002.

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

      Interest expense for fiscal 2003 decreased $0.2 million, or 0.9%, to $21.2 million from $21.4 million for fiscal 2002 due to lower outstanding borrowings which were partially offset by an increase in interest rates on the term loans under our credit facility and increased amortization of deferred financing fees resulting from the amendment of that credit facility in January 2003.

      The income tax provision for fiscal 2003 increased $1.0 million to $1.6 million from $0.6 million in fiscal 2002. A reconciliation of the income tax provision can be found in Note 11 to the audited consolidated financial statements included elsewhere in this report.

      Net income for fiscal 2003 decreased $1.4 million to $4.5 million from $5.9 million for fiscal 2002 primarily due to the revenue and expense factors discussed above.

Liquidity and capital resources

      We are a holding company that receives all of our operating income from our subsidiaries. As a result, our primary source of liquidity for conducting business activities and servicing our indebtedness has been cash flows from our subsidiaries’ operating activities.

      Argo-Tech has a $15.0 million five-year Term Loan Facility and has available a five-year $30.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($24.2 million at October 30, 2004 after reduction of $5.8 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility and Term Loan mature on June 23, 2009. The Credit Facility is collateralized by substantially all of the tangible assets of Argo-Tech (including the capital stock of AT Holdings). The Credit Facility contains a number of covenants that, among other things, limit Argo-Tech’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech. The Credit Facility also requires Argo-Tech to comply with certain financial ratios and tests, under which Argo-Tech is required to achieve certain financial and operating results. Argo-Tech was in compliance with the covenants at October 30, 2004. Interest was calculated, at Argo-Tech’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The interest rate for fiscal year 2004 ranged from 1.00% to 2.50% plus ABR or 2.50% to 3.50% plus LIBOR.

      At October 25, 2003, Argo-Tech had a $115.0 million principal amount of Term Loans ($25.9 million remaining balance) and a seven-year $20.0 million Revolving Credit Facility. The Credit Facility and Term Loans were to mature on October 28, 2005. On June 23, 2004, Argo-Tech amended and restated the Credit Facility and Term Loans into a $15.0 million five-year Term Loan Facility and a five-year $30.0 million Revolving Credit Facility.

      At October 30, 2004, Argo-Tech had outstanding $250.0 million 9 1/4% Senior Notes due 2011. Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Senior Notes will mature on June 1, 2011. The Senior Notes are unsecured and rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt. The Senior Notes will be effectively subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are subject to certain limitations and restrictions which Argo-Tech has not exceeded at October 30, 2004.

      At October 25, 2003, Argo-Tech had outstanding $195.0 million 8 5/8% Senior Subordinated Notes due 2007 (the “Notes”). The accreted value of the Notes was $193.5 million. Interest on the Notes is payable semiannually on April 1 and October 1 of each year. In June 2004, Argo-Tech purchased, through a tender offer and redemption, its outstanding $195.0 million 8 5/8% Notes due 2007, together with a premium of $5.5 million and accrued and unpaid interest of $4.0 million.

      As a result of the Refinancing, long-term debt at October 30, 2004 consisted of $14.8 million principal amount of term loans and $250.0 million principal amount of senior notes. Scheduled payments of $6.2 million were made on the term loans in fiscal 2004. At October 30, 2004, there were no outstanding borrowings on the revolving credit facility, and we had available, after $5.8 million in letters of credit, $24.2 million under our revolving credit facility. In January 2005, we amended our Credit Facility to increase the available letters of credit from $7.5 million to $12.0 million and to allow additional banks within the lending group to issue letters of credit.

      Cash and cash equivalents for fiscal year 2004 increased $1.8 million to $15.9 million. The increase was primarily due to cash provided by operating activities, partially offset by our issuance of $250.0 million of 9 1/4% senior notes due 2011, amendment and restatement of our senior credit facility and related transactions and capital expenditures. The proceeds from the offering of the senior notes, together with cash on hand and borrowings of $15.0 million under our amended and restated senior credit facility, were used to: purchase, through a tender offer and a redemption, all of our outstanding $195.0 million 8 5/8% senior subordinated notes due 2007; dividend to AT Holdings $57.6 million for the redemption of all of AT Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock at 100% of its $30.0 million liquidation preference, together with accrued and unpaid dividends of $27.6 million; repay $19.8 million of term loans outstanding under our existing senior credit facility; and pay transaction fees and expenses of approximately $7.5 million. Prior to the amendment and restatement of our senior credit facility, $6.0 million of scheduled payments had been made.

      Cash Flows from Operating Activities. Cash provided by operating activities for fiscal 2004 increased $17.5 million, to $33.2 million, from $15.7 million in fiscal 2003 primarily as a result of an increase in income from operations and a net favorable change in operating assets and liabilities. Cash provided by operating activities for fiscal 2003 decreased $15.0 million to $15.7 million primarily as a result of an increase in receivables and inventory. Cash provided by operating activities for fiscal 2002 increased $12.6 million to $30.7 million primarily as a result of a decrease in receivables and inventory.

      Cash Used In Investing Activities. Net cash used in investing activities was $3.1 million, $1.9 million and $1.8 million for fiscal years 2004, 2003 and 2002, respectively, for expenditures for the purchase of property, plant and equipment. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

      Cash Flows from Financing Activities. Cash used in financing activities for fiscal 2004 was $28.4 million, primarily as a result of the issuance of $250.0 million of senior notes, offset by our Refinancing transactions. These transactions included (i) the purchase of $195 million of our 8 5/8% senior subordinated notes, (ii) a dividend to AT Holdings, our parent company, for the redemption of all of AT Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock, (iii) scheduled repayments and the restatement of our credit facility and (iv) payment of transaction fees and expenses. Cash used in financing activities for fiscal 2003 was $17.4 million, which was primarily used to make scheduled repayments of long-term debt and payment of financing related fees associated with amending our credit agreement. Cash used in financing activities for fiscal 2002 was $19.2 million, which was primarily used to make scheduled repayments of long-term debt and for AT Holdings’ repurchase of common stock from various former employees.

      Capital Expenditures. Our capital expenditures for fiscal years 2004, 2003 and 2002 totaled $3.1 million, $1.9 million and $1.8 million, respectively, which were related in each year to maintaining existing facilities and equipment and systems to support current operating activities. For fiscal 2005, we estimate that capital expenditures will total $4.2 million. The majority of these projects will be for continued maintenance of facilities and equipment in support of our current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

      Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of October 30, 2004, are as follows (in millions):

						2010 and
	2005	2006	2007	2008	2009	Thereafter	Total

Term loan facility	$0.7	$0.7	$0.7	$6.7	$6.0	$—	$14.8
9 1/4% senior notes	—	—	—	—	—	250.0	250.0
Operating leases	0.6	0.3	0.2	0.1	—	—	1.2
Other long-term obligations(1)	22.0	23.7	24.4	23.5	23.2	46.2	163.0

Total contractual cash obligations	$23.3	$24.7	$25.3	$30.3	$29.2	$296.2	$429.0

(1)	Represents interest payments on the senior notes and estimated funding for retirement and other post-employment benefits. Interest on the term loan facility is excluded as it is not fixed and determinable.

      We believe that cash flows from operations will provide adequate funds for our working capital needs, planned capital expenditures, ESOP repurchase obligations and near term debt service requirements. Our ability to fund our operations, make planned capital expenditures, repurchase ESOP shares and make scheduled payments on our indebtedness depends on our future operating performance and cash flows. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control.

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

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was enacted, which introduced a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) No. 106-2, Argo-Tech adopted the provisions of this statement effective with the period beginning August 1, 2004. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost reflect the provisions of the Act. The adoption of this statement did not have a material effect on Argo-Tech’s consolidated financial position or results of operations.

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which expands the disclosure requirements regarding plan assets and benefit obligations for Argo-Tech’s two noncontributory defined benefit pension plans and its postretirement benefit plan. Argo-Tech adopted the provisions of this statement effective with the period beginning February 1, 2004 (see Note 10 in the audited consolidated financial statements included elsewhere in this report).

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The provisions of this statement become effective for Argo-Tech’s fiscal year beginning October 30, 2005. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement become effective for Argo-Tech’s fiscal quarter beginning July 31, 2005. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

Risk Factors

      From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise, speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

      You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Risks associated with our business and operations

Our sales and earnings are dependent on conditions in the airline industry, and a significant or prolonged downturn in the airline industry or a future terrorist attack could decrease the airline industry’s demand for our products and reduce our sales.

      The majority of our fiscal 2004 gross profit and operating income was derived from sales of products to engine and aircraft manufacturers, airlines and other customers in the aerospace industry. Any downturn in the airline industry could decrease demand for our products and negatively impact our financial condition. The commercial aerospace industry is cyclical and has historically been subject to fluctuations due to general economic conditions. On September 11, 2001, terrorists attacked the United States with four hijacked U.S. commercial aircraft. In the aftermath of the terrorist attacks, passenger traffic on commercial flights was significantly lower than prior to the attacks. Most commercial airlines reduced their operating schedules, lowered fares and implemented cost reduction initiatives. These factors, combined with the impact of the war in Iraq, the outbreak of the Severe Acute Respiratory Syndrome (SARS) virus in 2003, as well as increases in fuel costs and a weak U.S. economy, have resulted in large and continuing financial losses in the airline industry. Major carriers around the world have filed for bankruptcy and others are considering bankruptcy protection. Financial losses and reduced schedules in the airline industry have resulted, and will continue to result, in reduced orders and delivery delays of new commercial aircraft, parking and retirement of older aircraft (eliminating those aircraft from maintenance needs and making spare parts from those aircraft available) and delays in airlines’ purchases of aftermarket parts and service as maintenance is deferred. Any recovery in the aerospace industry will be dependent on continuing improvement in the U.S. economy and the occurrence of any event similar to those described above could delay these recoveries. We refer you to our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the impact that these factors have had on our results of operations.

The aerospace industry is subject to significant government regulation and oversight and failure to comply with these regulations could increase the cost of operating our business.

      The aerospace industry is highly regulated in the United States and in other countries. We must be certified or accepted by the Federal Aviation Administration, the United States Department of Defense and similar agencies in foreign countries and by individual OEMs in order to sell and service parts and components used in specific aircraft models. If material certifications, authorizations or approvals are revoked or suspended, our operations will be curtailed. In the future, new and more demanding government regulations may be adopted or industry oversight may be increased. We may have to incur significant additional costs to achieve compliance with new regulations or to reacquire a revoked or suspended approval, which could reduce our profitability.

We compete with a number of established companies, virtually all of which have significantly greater financial, technological and marketing resources than we do. We may not be able to compete effectively with these companies, which could adversely affect our business and financial condition.

      The aerospace industry is a highly competitive global industry which has experienced significant consolidation in recent years. This consolidation has caused, and its continuation will amplify, the pricing pressures discussed in the risk factor below regarding the concentration of customers for our products. We may not achieve the cost savings and operational improvements expected from our business strategy or if those savings and improvements are not sufficient to allow us to compete favorably in the future with other larger, consolidated competitors. Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. In the industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery. We may not be able to compete with our competitors, which are typically divisions of large corporations that have significantly greater financial resources than we do. In addition, some suppliers have obtained, and continue to obtain, Parts Manufacturing Authority or “PMA,” from the Federal Aviation Administration to manufacture and sell various Argo-Tech components in the aerospace aftermarket, which has increased the level of competition in this significant portion of our business. While we have attempted to respond to this competition, a significant increase in PMA certifications for our products would further increase this competitive effect.

If we are unable to meet future capital requirements or to continue our research and development activities, or recoup some of our capital and research and development expenditures, our competitive position may suffer.

      In securing new business, we are typically required to expend significant amounts of capital for engineering, research and development, tooling and other costs. Generally, we seek to recoup these costs through pricing and aftermarket revenues over time, but we may be unsuccessful due to competitive pressures and other market constraints, or due to the terms of our contracts. Although we believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our amended senior credit facility, we cannot assure you that we will have adequate funds to make all the necessary capital and research and development expenditures or that the amount of future expenditures will not be materially in excess of our anticipated expenditures. If we are unable to make necessary capital and research and development expenditures or to continue our research and development activities, our business and our competitive position will suffer.

      In addition, there are a limited number of commercial main engine fuel pump platforms launched each year. Because these programs result in long-term supply contracts and generate significant aftermarket revenues during the long lifetime of the program, it is very important to our business and future profitability that we are named the main engine fuel pump supplier on some of these programs. If the programs we are selected on are not successful, or if actual orders are less than our estimates, our business and competitive position could suffer.

There are a limited number of customers for certain products and the loss of a significant customer would reduce demand for our products and reduce our sales.

      Because of the importance of a few large customers and the high degree of concentration of OEMs in the aerospace industry, our business is exposed to a high degree of risk related to customer concentration. In fiscal 2004, our ten largest customers accounted for approximately 51.2% of our net revenues. A loss of significant business from any of these customers would be harmful to our cash flows, thereby making it more difficult for us to make payments on the notes.

      Due to the relatively small number of customers in the aerospace industry, customers, particularly OEM customers, are often able to influence prices and other terms of sale for certain of our products. There is substantial and continuing pressure from OEMs in the aerospace industry to reduce costs, including costs associated with outside suppliers like us. We attempt to resist downward pricing pressure, while trying to preserve our business relationships with these customers, but we are not always successful. At the same time, it is difficult for us to offset these downward pricing pressures through alternative, less costly sources of raw materials.

We have fixed-price contracts with some of our customers and we bear the risk of costs in excess of our estimates.

      We have entered into multi-year, fixed-price contracts with some of our OEM customers, where we have agreed to supply our products for a fixed price and, accordingly, realize all the benefit or detriment resulting from any decreases or increases in the costs of making these products. Sometimes we accept a fixed-price contract for a product that we have not yet produced, which increases the risks of delays or costs in excess of our estimates. The costs that we incur in fulfilling these contracts may vary substantially from our original estimates.

      Most of our contracts do not permit us to recover for increases in input prices, taxes or labor costs, although some contracts provide for renegotiation to address certain material adverse changes. Any increase in those costs could increase the cost of operating our business.

A significant portion of our sales is, and is expected to continue to be, from government contracts that are subject to reductions in defense spending, government regulation and risks particular to government contracts. The termination of any of our government contracts would reduce demand for our products and reduce our sales.

      Approximately 38% of our sales in fiscal 2004 were related to U.S. designed military products. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. The U.S. defense budget has fluctuated in recent years. Although we have experienced increased military sales as a result of military actions in Afghanistan and Iraq, there can be no assurance that the U.S. defense budget will not decline or that sales of defense-related items to foreign governments will continue at present levels. A significant disruption or decline in U.S. military expenditures in the future would materially decrease our military sales. In addition, we are subject to risks particular to contracts with the U.S. government. These risks include the ability of the U.S. government to unilaterally:

•	suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•	terminate existing contracts, with or without cause, at any time;

•	reduce the value of existing contracts;

•	audit our contract-related costs and fees, including allocated indirect costs; and

•	control or potentially prohibit the export of our products, technology or other data.

      Any unexpected termination of a significant government contract would reduce our sales and profitability.

A portion of our revenue is derived from international sources, which exposes us to additional uncertainty.

      Approximately 42.8% of our fiscal 2004 net revenue was derived from shipments to destinations outside of the United States and Canada. Sales outside of the United States and Canada are subject to other various risks, including:

•	governmental embargoes or foreign trade restrictions on antidumping duties;

•	changes in U.S. and foreign governmental regulations;

•	tariffs;

•	other trade barriers;

•	the potential for nationalization of enterprises;

•	economic downturns;

•	inflation;

•	environmental laws and regulations;

•	political, economic and social instability; and

•	difficulties in receivable collections and dependence on foreign personnel and foreign unions.

Our level of indebtedness could impede our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

      We are significantly leveraged. As of October 30, 2004, our total indebtedness was $264.8 million. Our substantial degree of leverage could have important consequences for you, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to payments on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

•	certain of our borrowings, including borrowings under our credit facility, are, and are expected to continue to be, at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	it may increase our vulnerability to a downturn in general economic conditions or in our business, and may make us unable to carry out capital spending and research and development activities that are important to our growth.

We depend on the skill and experience of our senior executives.

      Our success depends upon the efforts, abilities, experience and expertise of the executive officers of our senior management team. Our senior executives have extensive experience in our industry and with our business products and customers. There is competition for these kinds of personnel in the aerospace industry. The failure to retain and/or recruit additional or substitute senior executives and/or other key employees could have a material adverse effect on us.

Our operations depend on maintaining a skilled workforce and any interruption in the work force at our facilities or those of OEMs and their suppliers could curtail our operations.

      Because we maintain a relatively small inventory of finished goods, and because the aerospace industry operates on relatively long production lead times, an interruption of our work force due to strikes, work stoppages, shortages of appropriately skilled production and professional workers or other interruption materially could impact our operations.

      Our operations are highly dependent on an educated and trained workforce. All of our hourly employees at our Cleveland facility are represented by the United Auto Workers, or UAW, union under a collective bargaining agreement that will expire on March 31, 2008.

      Many OEMs and their suppliers also have unionized work forces. Work stoppages or slowdowns experienced by OEMs or their suppliers could result in slowdowns or closures of assembly plants where our products are included in assembled aircraft. Any interruption experienced by OEMs or their suppliers could result in cancellations, reductions or delays in orders by our customers, which could reduce demand for our products and reduce our sales.

Our business and profitability is affected by the price and continuity of supply of certain necessary raw materials and component parts.

      We rely on one supplier for CPM-10V, a powdered metal used in the manufacture of certain pump components. If we were unable to obtain adequate supplies of CPM-10V at commercially reasonable prices, our operations could be interrupted. Increased costs associated with supplied materials or components could increase our costs of production and could reduce our profitability if we are unable to make corresponding increases in the prices of our products. We maintain a relatively small inventory of raw materials and component parts, and our business would suffer if supply is reduced or terminated by our suppliers. Although we believe that alternative suppliers, or alternate materials or components, could be identified, the lengthy and expensive Federal Aviation Administration and OEM certification process associated with aerospace products could prevent efficient replacement of a material or supplier.

We depend on our Cleveland, Ohio and Costa Mesa, California facilities.

      We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to manufacture and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Cleveland, Ohio and Costa Mesa, California facilities are the primary production, research and marketing facilities for our products, and the Cleveland facility also serves as our corporate headquarters. A fire, flood, earthquake or other disaster or condition that damaged or destroyed either of those facilities could disable these functions which are critical to our business.

We have potential exposure resulting from environmental matters.

      Our business operations and facilities are subject to a number of federal, state, local and foreign laws and regulations that govern the discharge of pollutants and hazardous substances into the air and water as well as the handling, storage and disposal of such materials and other environmental matters. Compliance with such laws is a significant obligation for us at each of our facilities. We would be subject to serious consequences, including fines and other sanctions, and limitations on our operations due to changes to, or revocations of, the environmental permits applicable to our facilities if we fail to comply. Environmental laws and regulations where we operate have become increasingly strict, and may become more strict in the future. This could result in increased compliance costs and increased risk of fines and sanctions for violations.

      Under certain environmental laws, liability associated with investigation or remediation of hazardous substances can arise at a broad range of properties, including properties currently or formerly operated by an entity, as well as properties to which an entity sent hazardous substances or wastes for treatment, storage, or disposal. Costs and other obligations can arise from claims for toxic torts, natural resource and other damages, as well as the investigation and clean up of contamination at such properties. Under certain environmental laws, such liability may be imposed jointly and severally, so a party may be responsible for more than its proportionate share and may even be responsible for the entire liability at issue. The extent of any such liability can be difficult to predict.

      Our operations at some of our properties involve hazardous materials. Our Cleveland and Costa Mesa facilities are currently the subject of environmental remediation regarding contamination resulting from the operations of our predecessors. Those predecessors have indemnified us for substantially all remediation costs at each site. We cannot assure you, however, that those parties will continue to satisfy their indemnification obligations or that we would not be ultimately responsible at either or both of these sites for potentially significant environmental liabilities. In addition, we cannot assure you that additional contamination, either at one or both of these sites or at other locations, will not be identified in the future that could result in significant liabilities and obligations to us.

We have a potential risk of product liability and warranty claims.

      Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us, or the irregularity or failure of metal products we have processed or distributed. In an effort to improve operating margins, some customers have delayed the replacement of parts beyond our recommended lifetime, which may undermine aircraft safety and increase our risk of liability.

      We believe that our liability insurance is adequate to protect us from future product liability claims. However, we cannot assure you that we will not experience any material product liability losses in the future, that we will not incur significant costs to defend such claims, that our insurance coverage will be adequate if claims were to arise or that we would be able to maintain insurance coverage in the future at an acceptable cost. A successful claim brought against us in excess of our available insurance coverage may have a material adverse effect on our business.

      In the ordinary course of our business, contractual disputes over warranties can arise. In most cases, financial responsibility for warranty costs is contractually retained by our customer so long as the customers’ specifications are met, but we may nonetheless be subjected to requests for cost sharing or pricing adjustments as a part of our commercial relationship with the customer.

Our cash flows and capital resources may be adversely affected by exercises of rights to require us to repurchase or redeem securities of AT Holdings.

      Certain holders of common stock and warrants to purchase common stock of AT Holdings have “put” rights, or rights to require us or AT Holdings to repurchase their securities. Depending on the number of puts and the determined value of AT Holdings common stock at the time of the put, such obligations could from time to time have a material adverse effect on our cash flow and capital resources. There can be no assurance that we will have sufficient cash in the future to meet these obligations.

      Under the terms governing our Employee Stock Ownership Plan (“ESOP”), participants in the ESOP may put to us, subject to certain restrictions, shares of AT Holdings common stock received from the ESOP at their current value, as determined annually by an independent financial consulting firm (the “ESOP valuation”). Participants may put shares to us after their termination of employment and in specified instances after attaining age 55 with 10 or more years of participation in the ESOP (the “diversification option”). If we do not satisfy the repurchase obligation in cash, we are required to pay the balance of the repurchase price in the form of a promissory note that would be repayable in equal installments over 5 years. In fiscal 2002, 2003 and 2004, we were required to repurchase an aggregate of approximately $0.5 million, $0.3 million and $0.6 million, respectively, of redeemable ESOP stock, which we purchased using available cash. Beginning in 2004, the diversification option became available to eligible ESOP participants, and as a result, our repurchase obligations may increase. In addition, the valuation of AT Holdings common stock by the independent financial consulting firm generally corresponds to our financial performance. If our performance continues to improve and the value of AT Holdings common stock increases, the cost of our repurchase obligations will also increase. In fiscal 2005, we estimate our repurchase obligations could be between $3.5 million and $4.5 million. See “Item 11. Executive Compensation — Compensation pursuant to employee benefit plans — Employee Stock Ownership Plan.”

      Certain management and director stockholders of AT Holdings, including the executives named in the executive compensation table included elsewhere in this report and other AT Holdings stockholders, are party to the AT Holdings Stockholders’ Agreement dated December 17, 1998. Pursuant to the stockholders’ agreement and subject to certain limitations, such management and director stockholders have the right, upon termination of their employment or directorship, as the case may be, to put to AT Holdings all but not part of their shares of AT Holdings common stock for a purchase price equal to the greater of (i) the most recent ESOP valuation (as determined by an independent financial consulting firm) or (ii) the sale price of AT Holdings common stock in any transaction within the last year in which 10% or more of AT Holdings common stock was sold. If AT Holdings cannot satisfy its repurchase obligations in cash (which would be provided by a dividend from Argo-Tech), or is prevented from doing so by the terms of the agreements governing the indebtedness of AT Holdings or its affiliates, including the notes, AT Holdings is required to pay the balance of the repurchase price in the form of a subordinated promissory note. These management and director stockholders currently own approximately 136,230 shares and options to purchase shares, or 20.9%, of AT Holdings common stock.

      J.P. Morgan Partners (SBIC), LLC holds immediately exercisable warrants to purchase 46,025 shares, or 7.0% of AT Holdings common stock. At any time on or after December 31, 2005, J.P. Morgan Partners (SBIC), LLC can require AT Holdings to redeem any or all of the warrants, in which case AT Holdings must make a cash payment for the value of each warrant redeemed. At October 30, 2004, the value of these warrants was approximately $5.3 million based on the most recent ESOP valuation of AT Holdings common stock by the independent financial consulting firm. The purchase price of the warrants could be higher, as J.P. Morgan Partners (SBIC), LLC is not required to accept the price determined in connection with the ESOP valuation by the independent financial consulting firm.

We may be unable to identify attractive acquisition candidates, successfully integrate our acquired operations or realize the intended benefits of our acquisitions.

      One of our business strategies is to pursue targeted complementary product line or business acquisition opportunities. We intend to evaluate potential acquisitions and engage in discussions with acquisition candidates. We cannot assure you that suitable acquisition candidates will be identified and acquired in the future or that we will be able to accomplish our strategic objectives as a result of any acquisition. Our ability to finance acquisitions may be constrained by our high degree of leverage. Our amended credit facility and the terms of our senior notes issued in June 2004 may significantly limit our ability to make acquisitions and incur indebtedness in connection with the acquisitions. We cannot assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. We will encounter various risks in acquiring other product lines or businesses, including the possible inability to integrate an acquired product line or business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could adversely affect us.

We have only a limited ability to protect our intellectual property rights, which are important to our success.

      Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter reverse engineering or infringement or other violation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. In addition, the laws of some countries may not protect and enforce our intellectual property rights to the same extent as the laws of the United States.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 30, 2004, Argo-Tech had fixed rate debt of $250.0 million at 9.25% and variable rate debt under our credit facility of $14.8 million, calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The variable rate is not to exceed ABR plus 2.50% or LIBOR plus 3.50%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

Item 8.	Financial Statements and Supplementary Data.

      The response to this item is submitted in a separate section of this report following the signature page.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      There were no changes in, or disagreements with, accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures.

      (a) Disclosure controls and procedures.

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

      (c) Sarbanes-Oxley Act — Section 404 compliance.

      Section 404 of the Sarbanes-Oxley Act requires management to report on, and its independent auditors to attest to, Argo-Tech’s internal control over financial reporting beginning with the fiscal year ending October 29, 2005. Argo-Tech is actively continuing its ongoing internal process of documenting, testing and evaluating the effectiveness of its internal control over financial reporting utilizing outside assistance.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The following table sets forth certain information concerning our directors and executive officers. Directors serve until their successors are elected at each annual meeting. Officers hold office until their successors are elected and qualified.

Name	Age	Position

Michael S. Lipscomb	58	Chairman, President and Chief Executive Officer, Director
Paul R. Keen	55	Executive Vice President, General Counsel and Secretary, Director
Frances S. St. Clair	49	Executive Vice President and Chief Financial Officer, Director

      Michael S. Lipscomb has been Chairman, President & Chief Executive Officer since 1994. Mr. Lipscomb joined TRW’s corporate staff in February 1981 and was made Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb was named Vice President of Operations when Argo-Tech was formed in 1986, becoming President in 1990 and Chairman and Chief Executive Officer in 1994. Mr. Lipscomb has also served as a director of Argo-Tech and AT Holdings since 1990.

      Paul R. Keen is Executive Vice President, General Counsel and Secretary. Mr. Keen was named Vice President and General Counsel in 1987, became Secretary in December 1990 and was promoted to Executive Vice President in December 2003. Prior to 1987, he spent the majority of his career with TRW as Senior Counsel, Securities and Finance and as primary legal counsel to two operating groups. Mr. Keen joined the Board of Directors of Argo-Tech in April 1999. Mr. Keen served as a member of the Board of Directors of AT Holdings from September 2003 to September 2004.

      Frances S. St. Clair is Executive Vice President and Chief Financial Officer. Ms. St. Clair joined Argo-Tech in 1991 as Controller and was promoted to Vice President and Controller in November 1991. Ms. St. Clair was promoted to Chief Financial Officer in November 1992 and to Executive Vice President in December 2003. Ms. St. Clair received her C.P.A. certification in 1984. Ms. St. Clair joined the Board of Directors of Argo-Tech in April 1999. Ms. St. Clair served as a director of AT Holdings from September 2001 to September 2003 and rejoined in the Board in September 2004.

Director compensation

      Since 1999, Argo-Tech has not compensated its directors. AT Holdings pays its directors a quarterly fee of $3,000 plus $4,000 and reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb, Mr. Keen and Ms. St. Clair for service on the board of AT Holdings are included in the “Annual compensation” table below.

Board Committees

      Argo-Tech does not maintain committees of its board of directors. The board of directors of AT Holdings maintains an audit committee and a compensation committee.

Code of Ethics for the Chief Executive Officer, Chief Financial Officer and Senior Financial Officers

      We have adopted a code of ethics for our senior financial officers that include the Chief Executive Officer, the Chief Financial Officer, and other members of Argo-Tech’s financial leadership team. A copy of the code of ethics is available without charge, by request to: General Counsel, Argo-Tech Corporation, 23555 Euclid Avenue, Cleveland OH 44117. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of our code of ethics through filing a current report on Form 8-K for such events.

Item 11.	Executive Compensation.

      The following table sets forth, for the fiscal years 2004, 2003 and 2002, certain information about the compensation paid to or accrued by us for the Chief Executive Officer and each of our other executive officers (the “Named Executives”).

	Annual compensation
				All other
Name and principal position	Fiscal Year	Salary	Bonus	compensation(1)(2)

Michael S. Lipscomb	2004	$484,170	$346,181	$38,426
Chairman, President and	2003	$461,112	$225,023	$50,475
Chief Executive Officer	2002	$419,193	$222,172	$46,458
Paul R. Keen	2004	$258,804	$142,342	$29,074
Executive Vice President,	2003	$246,480	$83,310	$12,806
General Counsel and Secretary	2002	$232,530	$85,339	$5,759
Frances S. St. Clair	2004	$236,250	$129,938	$10,503
Executive Vice President and	2003	$225,000	$76,050	$23,582
Chief Financial Officer	2002	$200,016	$73,504	$25,630

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in 2002, 2003 or 2004.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $32,000 for fiscal year 2004, $27,000 for fiscal year 2003 and $22,000 for fiscal year 2002, paid as AT Holdings directors’ fees. For Mr. Keen, the amounts listed also include $25,000 for fiscal year 2004 and $7,000 for fiscal year 2003 paid as AT Holdings directors’ fees. For Ms. St. Clair, the amounts listed also include $7,000, $20,000 and $22,000 for fiscal years 2004, 2003 and 2002, respectively, paid as AT Holdings directors’ fees.

Management retention agreements

      Stay pay and severance agreements. We have entered into a stay pay and severance agreement with each of the Named Executives. Our Board of Directors believes that these agreements benefit us by securing the continued services of key management personnel and by enabling management to perform their duties and responsibilities without the distracting uncertainty generally associated with a change in control.

      The agreements provide that, if a change in control (as defined in the agreements) occurs and the executive remains employed by us on a full-time basis through the effective date of the change in control, the executive will receive a single lump sum “stay payment” equal to 25% of the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

      The agreements also provide that if an executive’s full-time employment is terminated without cause (as defined in the agreements), either before or after a change in control has occurred, or upon a voluntary termination of employment by an executive upon the reduction of his or her base salary by 5% or more, if the reduction is not a result of a company policy to reduce the salaries of a substantial number of officers or employees, or if the executive ceases to be employed in a position involving substantially the same level of responsibility or duties as performed by the executive on the date the agreement was executed (a “Qualifying Voluntary Termination”), the executive will receive a basic severance payment. The payment will consist of a single lump sum equal to the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.

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

      Each executive is entitled to several other benefits contained in the agreements, including:

•	life, health, medical/hospital, dental, and vision insurance benefits for a period of 12 months in the event that an executive’s full-time employment is terminated without cause or upon a Qualifying Voluntary Termination, either before or after a change in control has occurred; and

•	gross-up payments to cover any excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”) upon any payment made to the executive under the agreements, subject to certain limitations.

      We have agreed to be solely responsible for any and all attorneys’ fees and related expenses incurred by the executive in the event that we fail to comply with our obligations under the agreements.

      Trust agreement. In connection with an additional stay pay agreement with Mr. Lipscomb, we entered into a trust agreement, which established an irrevocable grantor trust for the benefit of Mr. Lipscomb as the beneficiary. The stay pay agreement provides for payment of $315,600 on January 1, 2007, or earlier, upon Mr. Lipscomb’s voluntary or involuntary termination of full-time employment with us, with or without cause (as defined in the stay pay agreement).

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

      The stay pay agreement also provides for the payment of attorneys’ fees if enforcement of the stay pay agreement becomes necessary, and contains certain restrictions on certain types of competitive activity by Mr. Lipscomb. The benefits provided by the trust and the stay pay agreement and the trust agreement are in addition to the benefits provided under Mr. Lipscomb’s Stay Pay and severance agreement described above and Mr. Lipscomb’s employment agreement described below.

      Employment agreements. We have also entered into employment agreements with Mr. Lipscomb and Mr. Keen, which also provide for the payments of severance benefits upon termination of employment without cause (as defined in the employment agreements). In the event of such a termination, Mr. Lipscomb will receive all salary and bonuses for a period of twelve months from the date of termination, in an amount equal to all salary and bonuses received during the twelve month period immediately preceding termination and a continuation of benefits during such period. Mr. Keen will receive, in the event of such a termination, a single lump sum payment equal to twenty-four months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination. Mr. Keen will receive life, health, medical/hospital, dental and vision insurance benefits for a period of twelve months following termination. Mr. Keen’s agreement also provides for the payment of attorneys’ fees if enforcement of the agreement becomes necessary, and contains restrictions on certain competitive activities by Mr. Keen.

      The benefits provided by these additional agreements are provided in addition to the benefits and payments provided under the severance stay pay and severance agreements and Mr. Lipscomb’s trust agreement.

Compensation pursuant to employee benefit plans

Salaried Pension Plan

      Our Salaried Pension Plan was established effective November 1, 1986. Prior to July 1, 1994, our regular, permanent salaried employees were eligible to participate in this plan. Participation in the plan was closed to any person who was not a participant on June 30, 1994, and all benefit accruals ceased as of the close of business on June 30, 1994. The benefits of participants in the Salaried Pension Plan who were employees on June 30, 1994 became vested (to the extent otherwise non-vested) as of the close of business on June 30, 1994. Employee contributions were neither required nor permitted.

      The normal monthly retirement benefit under the Salaried Pension Plan is 1.25% of a participant’s final average monthly compensation multiplied by the participant’s years of benefit service. Compensation earned after June 30, 1994, and service performed after June 30, 1994, are not taken into account in determining a participant’s benefit under the Salaried Pension Plan. Final average monthly compensation means the average monthly compensation (computed before withholdings, deductions for taxes or other purposes and salary reduction amounts under the Salaried Savings Plan (as defined and discussed below)) paid or payable to the participant for the five calendar years which produce the highest such average, determined as if the participant’s employment terminated on June 30, 1994 (or, if earlier, the date the participant’s employment actually terminated or the participant ceased to be within the class of employees eligible to participate in the Salaried Pension Plan). If a participant ceased to be within the class of employees eligible to participate or a participant’s employment terminated (or is deemed to have terminated) prior to July 1 of a calendar year, that calendar year is not taken into account for purposes of determining final average monthly compensation. A participant’s vested benefit cannot be less than the participant’s vested benefit under the Salaried Pension Plan, if any, as of October 31, 1989.

      The Code limits the maximum annual retirement benefit payable under the Salaried Pension Plan and the maximum amount of annual compensation that can be taken into account in calculating benefits under the Salaried Pension Plan.

      At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the individuals named in the “Annual compensation” table above are:

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

      The normal form of payment under the Salaried Pension Plan is a single life annuity. However, participants may elect payment of retirement benefits under several joint and survivor forms of payment, subject to the requirement that a married participant receive benefits in the form of a joint and survivor annuity with the spouse as contingent annuitant unless the spouse consents to the participant’s election of another form of payment, another contingent annuitant or both, as applicable.

Salaried Savings Plan

      Our Employee Savings Plan for salaried employees (the “Salaried Savings Plan”) has been in place since 1987. Regular, permanent salaried employees who have completed at least 3 months of service are eligible to participate in the plan. All assets of the plan are held in trust. Participants may elect to have “tax-deferred” (401(k) compensation reduction) contributions made to the plan of up to 40% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Plan of up to 20% of their eligible compensation. In addition, participants over the age of 50 are allowed to make catch-up contributions (up to $2,000 in 2003 and $3,000 in 2004). Employer matching contributions to the plan ceased on July 1, 1994. For periods before July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant’s tax-deferred contributions not in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the “plan year”)) of each participant’s tax-deferred contributions not in excess of 3% of compensation. A participant’s benefit under the plan is the balance of the participant’s accounts attributable to tax-deferred contributions, after-tax contributions and the vested balance of the participant’s accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise nonvested, 100% vested. Benefits are payable in the form of a single lump sum payment.

      The Code limits the maximum annual contributions that can be made to the Salaried Savings Plan and the maximum amount of annual compensation that can be taken into account in calculating contributions to the Salaried Savings Plan. Contributions for a plan year on behalf of certain highly compensated individuals may also be limited to comply with the Code’s nondiscrimination requirements.

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

Employee Stock Ownership Plan

      The ESOP was established in 1994 with the participation of Argo-Tech’s salaried employees at its Cleveland facility. GreatBanc Trust Company serves as the plan’s trustee, and holds all of its assets in trust.

      On May 17, 1994, the trustee purchased 420,000 shares of common stock of AT Holdings with the proceeds of a $16.8 million loan from us to the ESOP. The term of the loan ended on April 28, 2004 and the loan was repaid in full. The interest rate for the loan was fixed for the ten-year term at 7.16% per year. The purchase price for the AT Holdings common stock was $40 per share.

      The shares of AT Holdings common stock purchased by the ESOP with the proceeds of the loan are held in a suspense account and released to eligible participants on a pro rata basis as loan principal payments are made. Shares released from the plan for each plan year are allocated to each eligible participant’s account based on the ratio of each such participant’s eligible compensation to the total eligible compensation of all eligible participants. Forfeitures of the accounts of non-vested participants are reallocated among eligible participants in the same manner as shares of AT Holdings common stock released from the suspense account.

      For each of the plan years ended October 31, 2002 and October 31, 2003, 42,000 shares of AT Holdings common stock were released from the suspense account. In the plan year ending October 31, 2004, 21,000 shares of AT Holdings common stock were released. The loan was repaid in full in April 2004, and as a result, no shares of AT Holdings common stock remain in the suspense account for release in future plan years.

      We may, for any plan year, make additional discretionary contributions for the benefit of plan participants. These contributions may be made in cash, shares of qualifying employer securities or other property. Whether the ESOP will acquire additional shares of AT Holdings common stock or other qualifying employer securities in the future depends upon future business conditions. Such purchases, if made, would be funded through additional borrowings by the plan or additional contributions from us. The timing, amount and manner of future contributions to the plan will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions. We contributed 21,000 shares of AT Holdings common stock to the plan in October 2004 and will contribute 42,000 shares in October 2005. All of these 63,000 shares have been repurchased by Argo-Tech from plan participants who exercised their put option rights under the plan. These rights are described below.

      Participants may elect to receive the shares of qualifying employer securities credited to their accounts after their termination of employment. After attaining age 55 with 10 or more years of participation in the ESOP, participants may also elect to receive a maximum of 50% of their vested shares over a six year period. Participants vest in their plan accounts 20% per year of service, and service prior to the effective date of the plan counts for this purpose. A participant can require us to purchase qualifying employer securities received from the plan at the value the stock then has, as determined for plan purposes (a “put option”). Shares of qualifying employer securities distributed from the plan are subject to a “right of first refusal” in favor of us or the ESOP at the value the stock then has, as determined annually by an independent financial consulting firm based on our performance and financial condition. The put option and right of first refusal will no longer apply if the qualifying employer securities become tradable on an established securities market.

      Voting rights on and decisions whether to tender or exchange shares of qualifying employer securities held in the ESOP are “passed through” to participants. Each participant is entitled to direct the plan’s trustee as to the voting of (1) shares of qualifying employer securities credited to the participant’s account and (2) a proportionate part of the unallocated shares of qualifying employer securities held in the suspense account and shares of qualifying employer securities allocated to participants’ accounts as to which no direction is received by the plan’s trustee. In the event of a tender or exchange offer for qualifying employer securities held in the plan, each participant is entitled to direct the plan’s Trustee whether to tender or exchange shares of qualifying employer securities held in the plan in a manner similar to the voting directions described above.

      Because the employer’s contributions to the ESOP are not fixed, benefits payable under the plan cannot be estimated.

      For the plan year ended October 31, 2004, the number of shares of AT Holdings common stock allocated under the ESOP to the accounts of the Named Executives were:

	Shares allocated

	Year ended	Cumulative to
Name	Oct. 31, 2004	Oct. 31, 2004

Michael S. Lipscomb	514.3801	4,557.3995
Paul R. Keen	514.3801	4,557.3995
Frances S. St. Clair	514.3801	4,508.4351

      GAAP requires that any third party borrowing by the ESOP be reflected as a liability on our statement of financial condition. Since the plan borrowed from us, the obligation is not treated as an asset of ours, but will be deducted from shares of stock held by the ESOP. If the plan purchases newly issued shares of AT Holdings common stock, total stockholders’ equity would neither increase nor decrease.

      The Internal Revenue Service has issued a determination letter that the plan is qualified under Section 401(a) of the Code and is an employee stock ownership plan under Section 4975(e)(7) thereof. Contributions to the plan and allocations to the accounts of eligible participants thereunder are subject to applicable limitations imposed under the Code. The plan is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, known as “ERISA,” and the regulations thereunder.

Employee Stock Ownership Plan Excess Benefit Plan

      We maintain the ESOP Excess Benefit Plan, an unfunded plan that at all times will be deemed invested in AT Holdings common stock. This plan is for employees participating in the ESOP in respect of reduction to allocations to their accounts because of limitations under the Code applicable to tax-qualified plans. Benefits under this plan vest in the same manner as benefits under the ESOP and distributions from the plan will, subject to certain restrictions, be made in whole or fractional shares of AT Holdings common stock at the same time or times as benefits under the ESOP are distributable, or in the case of benefits with respect to qualifying employer securities subject to the put option under the ESOP, at the time the plan participant exercises (or is deemed to have exercised) a hypothetical “put option” under the plan.

      We maintain a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 31, 2004, the amounts credited to the accounts of the Named Executives were:

	Equivalent shares allocated

	Year ended	Cumulative to
Name	Oct. 31, 2004	Oct. 31, 2004

Michael S. Lipscomb	1,218.2482	9,474.2557
Paul R. Keen	320.4934	2,474.2652
Frances S. St. Clair	247.5342	1,651.5610

Incentive stock option plans

Aggregate Option/SAR Exercises in Last Fiscal Year

and Fiscal Year End Option/SAR Values

Number of
				Securities		Value of
				Underlying		Unexercised
				Unexercisable		In-The-Money
				Options/SARs at		Options at
				FY-End		FY-End($)
Shares
	Exercise	Acquired on	Value	Exercisable/		Exercisable/
Name	Price($)	Exercise	Realized($)	Unexercisable		Unexercisable

Michael S. Lipscomb	$10.00	—	$—	8,670/	—	$914,598/ $—
	40.00	—	—	6,125/	—	462,376/ —
	100.11	—	—	4,000/	—	61,520/ —
	49.79	—	—	18,926/	—	1,243,438/ —
Paul R. Keen	$10.00	—	—	1,990/	—	209,925/ —
	40.00	—	—	2,760/	—	208,352/ —
	100.11	—	—	1,400/	—	21,532/ —
	49.79	—	—	6,693/	—	439,730/ —
Frances S. St. Clair	$10.00	—	—	2,990/	—	315,415/ —
	40.00	—	—	2,760/	—	208,352/ —
	100.11	—	—	1,400/	—	21,532/ —
	49.79	—	—	6,693/	—	439,730/ —

      1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provides for option grants for the purchase of AT Holdings common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our compensation committee, and with the consent of the optionees in June 2001, to extend the expiration date to November 9, 2011. All of the options granted under this plan became fully vested in January 1999.

      1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provides for option grants for the purchase of AT Holdings common stock. The exercise price of each option is $10.00 per share. All of the options available under this plan were granted and have been amended by the Compensation Committee of AT Holdings, upon the recommendation of our Compensation Committee, and with the consent of the optionees in June 2001, to extend the expiration date to November 9, 2011. All of the options granted under this plan became fully vested in January 1999.

      1998 Equity Replacement Stock Option Plan. The 1998 Equity Replacement Stock Option Plan (as amended June 12, 2001) was established to provide for option grants for the purchase of AT Holdings common stock. The exercise price of each option is $40.00 per share. The options were granted to each person who was a participant in the 1997 Stock Appreciation Rights Plan in exchange for, and in cancellation of, all of the rights of each such participant under the 1997 Stock Appreciation Rights Plan, which was terminated in 1999. These options, which were granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee, expire on January 2, 2015. All of the options granted under this plan were fully vested upon issuance.

      1998 Incentive Plan. The 1998 Incentive Plan was established to provide option grants for the purchase of AT Holdings common stock, at prices that may be more than, less than or equal to the fair market value of the shares, as the Board or Compensation Committee of AT Holdings may determine at the time of grant. Options are granted by the Compensation Committee of AT Holdings upon the recommendation of our compensation committee. There have been three option grants under the 1998 Incentive Plan, the first in 1999 with an exercise price of $100.11, the second in 2001 with an exercise price of $69.18 and the third in 2002 with an exercise price of $49.79. None of the Named Executives received option grants in 2001. The option agreement governing the options granted in 1999 provides that such options vest in 20% increments over five successive years. For any year in which the EBITDA of Argo-Tech exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will vest. Effective November 2, 2000 all holders of options granted in 1999 agreed to the cancellation of the portion of the 1999 options which were not vested at such date. Pursuant to the plan, such cancelled options are available for new grants. The option agreement governing the options granted under the plan in September 2001 and March 2002 provides for vesting as follows: 33.3% at the time of issuance and 33.3% on the anniversary date of the grant over the next two years. All options granted under the plan expire ten years from the date of grant. In the event that AT Holdings common stock becomes registered or traded on a national exchange or in the event of a sales transaction (as defined in the plan) or the involuntary termination (as defined in the agreement), all options will become exercisable in full.

      We are evaluating other stock-based employee benefit programs to provide appropriate incentives for our workforce.

Executive life insurance plan

      Our executive life insurance plan permits certain officers and key employees to obtain life insurance benefits in addition to those generally provided to salaried employees. The level of coverage provided to such officers and key employees consists of basic term and whole life insurance coverage equal to three times the individual’s salary.

Management incentive plan

      We have in effect a plan pursuant to which officers and other key management employees may receive cash bonuses paid upon (1) the achievement of specified cash flow goals in the preceding fiscal year and (2) individual performance. The amounts of such bonus awards are approved by the Compensation Committee of AT Holdings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

      Argo-Tech is a wholly-owned subsidiary of AT Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value $.01 per share. The following table sets forth the ownership of AT Holdings common stock, par value $.001 per share, as of October 30, 2004 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of AT Holdings common stock;

•	each director of Argo-Tech and AT Holdings;

•	each of the Named Executives; and

•	all of Argo-Tech and AT Holdings directors and executive officers as a group.

      On October 30, 2004, there were 653,045 shares of AT Holdings common stock outstanding, exclusive of treasury shares.

	Ownership at AT Holdings Common Stock

			Number of
	Number of		immediately
Name of	outstanding		exercisable options
beneficial owner	shares owned		or warrants		Total	Percent of class

GreatBanc Trust Company(1)	354,634		—		354,634	54.3%
1301 West 22nd Street Oak Brook, IL 60523
YC International, Inc	39,000	(2)	—		39,000	6.0
725 South Figueroa Street Suite 3870 Los Angeles, CA 90117
AT Holdings, LLC	187,452		39,000	(2)	226,452	34.7
1390 Highway 50 East Suite 4 Carson City, NV 89701
J.P. Morgan Partners, LLC	—		46,025	(3)	46,025	7.0
1221 Avenue of the Americas New York, NY 10020
Confar, Thomas*	—		—		—	**
de Chastenet, Remi*	—		500		500	**
Dougherty, Thomas*	2,094		—		2,094	**
Keen, Paul†	19,058	(4)	12,834		31,892	4.9
Lipscomb, Michael*†	36,054	(5)	37,721		73,775	11.3
Nagata, Robert*	—		500		500	**
St. Clair, Frances*†	11,972	(6)	13,843		25,815	4.0
Storrie, Karl*	1,204		450		1,654	**
Directors and Executive Officers as a Group (8 persons)	70,382		65,848		136,230	20.9

*	Director of AT Holdings Corporation

**	Less than 1%

†	Director of Argo-Tech

(1)	GreatBanc Trust Company is the trustee of the Employee Stock Ownership Plan. The trustee holds shares of AT Holdings common stock in trust for the benefit of the ESOP. Under normal circumstances, the trustee votes all of the shares held by the ESOP in proportion to the actual voting directions of the plan participants. Under certain limited circumstances, the ESOP trustee may, in the exercise of its fiduciary duty, vote the shares held by the ESOP as a block. The share ownership numbers for officers do not include shares held through the ESOP, other than those shares directly attributed to the officer’s account.

(2)	AT Holdings, LLC has the option to purchase all of YC International’s shares of AT Holdings common stock. AT Holdings, LLC disclaims all beneficial ownership of those shares.

(3)	Represents immediately exercisable warrants to purchase 46,025 shares of AT Holdings common stock.

(4)	Includes 4,557 shares attributable to the ESOP.

(5)	Includes 4,557 shares attributable to the ESOP.

(6)	Includes 4,508 shares attributable to the ESOP.

Item 13.	Certain Relationships and Related Transactions.

     Distribution agreements

      Upsilon International Corporation, which we sometimes refer to as “UIC,” was appointed the exclusive distributor of our engine fuel pump and certain airframe products manufactured at our Cleveland facility, first in 1990 with respect to the Japanese market, and in 1994 for the entire international market under a long-term distribution agreement. Effective December 15, 2000, UIC was also appointed an Argo-Tech non-exclusive sales agent for engine overhaul and repair and certain other product support agreements. UIC is owned by YC International, Inc., which is under the control of Mr. Masashi Yamada, a stockholder of AT Holdings, our parent company, through his control of YC International and AT Holdings, LLC. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the contract term of 50 years with respect to UIC’s distribution activities, and termination provisions relating to such distribution activities which are more favorable to UIC than industry norm. The agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of our products by UIC and a sales commission of 5% on international overhaul and repair business obtained by us after December 15, 2000. For fiscal 2004, sales by UIC accounted for approximately 10.9% of our net revenues. In addition, two entities controlled by Mr. Yamada serve as distributors in the Japanese military market for products manufactured by Argo-Tech Corporation Costa Mesa. For fiscal year 2004, sales to these entities accounted for approximately 1.2% of our net revenues.

     Officer loans

      Mr. Lipscomb and Mr. Keen have entered into presently outstanding recourse loan agreements with AT Holdings. The largest amount of indebtedness outstanding since the beginning of fiscal 2004 for each was: $579,913 (Mr. Lipscomb) and $306,002 (Mr. Keen). Each loan is due October 30, 2010 and currently accrues interest at 5.0% annually. These loans were used to purchase AT Holdings common stock and are secured by that stock. Mr. Lipscomb and Mr. Keen have each entered into a pledge agreement and promissory note with AT Holdings in connection with these loans. We believe that the terms of these loans are no less favorable to AT Holdings than would have been available pursuant to arms’ length negotiations with unaffiliated parties.

     Purchase of senior subordinated notes

      On November 22, 2002, Mr. Lipscomb, Ms. St. Clair and eight other key management employees purchased a total of $1,000,000 in principal amount of our 8 5/8% senior subordinated notes. These notes were purchased in an open market transaction arranged by Deutsche Bank Securities for a total purchase price of $700,000 plus accrued interest from October 1, 2002 through November 22, 2002. Mr. Lipscomb purchased $652,000 in principal amount of notes through the Argo-Tech Corporation Trust Agreement, dated October 28, 1994, which was amended effective November 22, 2002, to permit this purchase of notes. Ms. St. Clair purchased $130,000 in principal amount of notes. These notes were purchased or redeemed in connection with the Refinancing.

     Warrants for AT Holdings’ common stock

      Simultaneously with its purchase of the Holdings Preferred Stock in December 1998, J.P. Morgan Partners (SBIC), LLC received immediately exercisable warrants to purchase 46,025 shares, or 7.0% as of October 30, 2004, of AT Holdings common stock. The warrants entitle J.P. Morgan Partners (SBIC), LLC to certain registration, tag-along, preemptive, board observation and mandatory redemption rights. In connection with a mandatory redemption, if AT Holdings does not have sufficient cash available to pay the redemption price in full, or is prohibited from doing so because of a restriction in its then existing debt or preferred stock instruments, it will be required to use its best efforts to arrange debt or equity financing or to effect a consent solicitation or a refinancing, as the case may be. Furthermore, if a leverage ratio threshold is exceeded upon our incurrence of additional indebtedness, AT Holdings is required to issue to J.P. Morgan Partners (SBIC), LLC additional warrants to purchase an additional number of shares of AT Holdings common stock aggregating to 3% of the fully-diluted common stock of AT Holdings. As part of the Refinancing, AT Holdings redeemed all of the outstanding shares of Holdings Preferred Stock. This redemption was funded by a cash dividend from us. In connection with this redemption, J.P. Morgan Partners (SBIC), LLC, waived certain rights contained in the warrants, preferred stock and related purchase agreements, including certain of those described above.

     AT Holdings stockholders’ agreement

      On December 17, 1998, AT Holdings, Sunhorizon International, AT Holdings, LLC, YC International, J.P. Morgan Partners (SBIC), LLC and representatives of Argo-Tech’s management and director investors entered into the AT Holdings stockholders’ agreement. Argo-Tech is not a party to the AT Holdings stockholders’ agreement. The AT Holdings stockholders’ agreement contains customary terms and conditions, including transfer restrictions, registration rights, tagalong rights and rights of first refusal and provides that the stockholders party thereto will vote for:

•	director nominees designated by the management and director investors, comprising a majority of the Board of Directors of AT Holdings; and

•	director nominees designated by Mr. Masashi Yamada, who controls AT Holdings, LLC and YC International, each a significant stockholder of AT Holdings, which will comprise a minority of the Board of Directors of AT Holdings.

      Although J.P. Morgan Partners (SBIC), LLC does not have the right to nominate a voting director nominee, it has the right to designate one non-voting representative to attend all AT Holdings Board of Directors and committee meetings.

      The management and director investors party to the AT Holdings stockholders’ agreement have the right, upon termination of their employment or directorship, as the case may be, to put to AT Holdings all but not part of their shares of AT Holdings common stock for a per share purchase price equal to the greater of (i) the most recent valuation of our independent consultant or (ii) the sale price of AT Holdings common stock in any transaction within the preceding year in which 10% or more of AT Holdings common stock was sold.

PART IV

Item 15.	Exhibits; Financial Statements Schedules.

(a)(1) Financial Statements

      The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 30, 2004 and October 25, 2003

Consolidated Statements of Net Income (Loss) For the Fiscal Years ended October 30, 2004, October 25, 2003 and October 26, 2002

Consolidated Statements of Shareholder’s Equity/(Deficiency) for the Fiscal Years ended October 30, 2004, October 25, 2003 and October 26, 2002

Consolidated Statements of Cash Flows For the Fiscal Years ended October 30, 2004, October 25, 2003 and October 26, 2002

Notes to Consolidated Financial Statements for the Fiscal Years ended October 30, 2004, October 25, 2003 and October 26, 2002

(a)(2) Financial Statement Schedules

      The following financial statement schedule is included in a separate section of this report following the signature page:

Valuation and Qualifying Accounts for the Fiscal Years ended October 30, 2004, October 25, 2003 and October 26, 2002

(a)(3) Exhibits

Exhibit
Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

3.1	Restated Certificate of Incorporation of Argo-Tech, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of Argo-Tech’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179)
3.2	Restated By-Laws of Argo-Tech dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of Argo-Tech’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179)
4.1	Indenture dated June 23, 2004, between Argo-Tech, the Subsidiary Guarantors signatory thereto and BNY Midwest Trust Company, as Trustee, relating to the 9 1/4% Senior Notes due 2010 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of Argo-Tech’s quarterly report on form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223)
10.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between Argo-Tech and certain Executive Officers of Argo-Tech (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.2*	Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.3*	Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10.4*		Argo-Tech Corporation Trust Agreement dated October 28, 1994 between Argo-Tech and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.5*		Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.6*		First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.7*		Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.8*		First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.9*		Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.10	*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.11	*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of Argo-Tech’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of Argo-Tech’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10.14	*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.15	*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.16	*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001)
10.17	*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.18	*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10.19	*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001)
10.20	*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.21		Amended and Restated Credit Facility, dated June 23, 2004, by and among Argo-Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent. (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s quarterly report on form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223)
10.22		First Amendment, dated as of January 19, 2005, to Third Amended and Restated Credit Agreement, dated as of June 23, 2004, by and among Argo-Tech Corporation, AT Holdings Corporation, National City Bank, as administrative agent and an issuing bank, JPMorgan Chase Bank, as an issuing bank with respect to existing letters of credit issued thereunder and the other lenders signatory thereto. (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s current report on Form 8-K filed January 21, 2005, SEC File No. 333-38223)
10.23		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.24		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.25		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.26		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.27		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.28		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.29	*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of Argo-Tech’s Annual Report on form 10-K, for the year ended October 31, 1998)
10.30	*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Argo-Tech’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179)
10.31	*	Amendment to the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10.32	*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of Argo-Tech’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179)
10.33	*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179)
10.34	*	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994 (incorporated herein by reference to Exhibit 10.36 of Argo-Tech’s annual report on form 10-K for the year ended October 26, 2002, SEC File No. 333-73179)
10.35		Distribution Agreement, dated April 1, 2003, between Argo-Tech Corporation and Yamada Corporation (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on form S-4 filed September 23, 2004, SEC File No. 333-119227)
12.1*	*	Statement re Computation of Ratios
21.1		List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of Argo-Tech’s registration statement on form S-4 filed September 23, 2004, SEC File No. 333-119227)
31**		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**	Filed herewith.

SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Argo-Tech Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Cleveland, state of Ohio, on January 27, 2005.

ARGO-TECH CORPORATION

By:	/s/ PAUL R. KEEN

Name: Paul R. Keen
Title: Executive Vice President, General Counsel, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL S. LIPSCOMB Michael S. Lipscomb	Chairman, Chief Executive Officer, President and Director (Principal Executive Officer)	January 27, 2005

/s/ FRANCES S. ST. CLAIR Frances S. St. Clair	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer)	January 27, 2005

/s/ PAUL R. KEEN Paul R. Keen	Executive Vice President, General Counsel, Secretary and Director	January 27, 2005

/s/ PAUL A. SKLAD Paul A. Sklad	Controller (Principal Accounting Officer)	January 27, 2005

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

ANNUAL REPORT ON FORM 10-K:

FISCAL YEAR ENDED OCTOBER 30, 2004
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

FINANCIAL STATEMENTS:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1
CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 30, 2004 AND OCTOBER 25, 2003	F-2
CONSOLIDATED STATEMENTS OF NET INCOME/(LOSS) FOR THE FISCAL YEARS ENDED OCTOBER 30, 2004, OCTOBER 25, 2003 AND OCTOBER 26, 2002	F-3
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY) FOR THE FISCAL YEARS ENDED OCTOBER 30, 2004, OCTOBER 25, 2003 AND OCTOBER 26, 2002	F-4
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED OCTOBER 30, 2004, OCTOBER 25, 2003 AND OCTOBER 26, 2002	F-5
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED OCTOBER 30, 2004, OCTOBER 25, 2003 AND OCTOBER 26, 2002	F-6–F-26
SUPPLEMENTARY DATA:
VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED OCTOBER 30, 2004, OCTOBER 25, 2003 AND OCTOBER 26, 2002	F-27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors

of Argo-Tech Corporation and subsidiaries
(a wholly-owned subsidiary of AT Holdings Corporation)

      We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and subsidiaries (a wholly-owned subsidiary of AT Holdings Corporation) (the “Company”) as of October 30, 2004 and October 25, 2003, and the related consolidated statements of net income/(loss), shareholder’s equity/(deficiency), and cash flows for each of the three years in the period ended October 30, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of October 30, 2004 and October 25, 2003, and the results of its operations and its cash flows for each of the three years in the period ended October 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Cleveland, Ohio

January 24, 2005

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS

October 30, 2004 and October 25, 2003

	2004	2003

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,857	$14,057
Receivables, net	29,013	28,335
Income tax receivable	1,203	3,500
Inventories, net	28,557	25,701
Deferred income taxes and prepaid expenses	6,245	5,352

Total current assets	80,875	76,945

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,213	23,956
GOODWILL, net of accumulated amortization	110,059	110,059
INTANGIBLE ASSETS, net of accumulated amortization	31,502	34,916
OTHER ASSETS	8,613	9,921

Total Assets	$254,262	$255,797

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$12,000
Accounts payable	9,396	7,254
Accrued liabilities	28,766	22,757

Total current liabilities	38,912	42,011

LONG-TERM DEBT, net of current maturities	264,063	207,349
OTHER NONCURRENT LIABILITIES	21,306	21,753

Total Liabilities	324,281	271,113

REDEEMABLE ESOP STOCK	40,957	15,452
Unearned ESOP stock	—	(840)

	40,957	14,612
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated other comprehensive loss	(3,315)	(2,143)
Accumulated deficit	(107,661)	(27,785)

Total shareholder’s equity/(deficiency)	(110,976)	(29,928)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$254,262	$255,797

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME/(LOSS)

For the Fiscal Years Ended October 30, 2004, October 25, 2003 and October 26, 2002

	2004	2003	2002

	(In thousands)
Net revenues	$187,328	$160,726	$155,303
Cost of revenues	109,203	94,535	88,669

Gross profit	78,125	66,191	66,634

Selling, general and administrative	31,166	26,417	23,359
Research and development	11,934	9,525	11,722
Amortization of intangible assets	3,414	3,414	3,721

Operating expenses	46,514	39,356	38,802

Income from operations	31,611	26,835	27,832
Interest expense	22,705	21,257	21,434
Debt extinguishment expense	12,961	—	—
Other, net	(95)	(529)	(97)

Income/(loss) before income taxes	(3,960)	6,107	6,495
Income tax (benefit)/provision	(3,499)	1,579	569

Net income/(loss)	$(461)	$4,528	$5,926

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY)

For the Fiscal Years Ended October 30, 2004, October 25, 2003 and October 26, 2002

			Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income/(Loss)	Deficit	Total

	(In thousands)
BALANCE, OCTOBER 27, 2001	$—	$—	$(1,948)	$(40,171)	$(42,119)
Net income				5,926	5,926
Additional minimum pension liability			(1,273)		(1,273)
Reduction of redeemable ESOP stock				6,504	6,504
Dividend				(578)	(578)
Foreign currency translation adjustment			(14)		(14)
Other, net				(79)	(79)

BALANCE, OCTOBER 26, 2002	—	—	(3,235)	(28,398)	(31,633)
Net income				4,528	4,528
Reduction of minimum pension liability			973		973
Accretion of redeemable ESOP stock				(3,903)	(3,903)
Dividend				(222)	(222)
Foreign currency translation adjustment			119		119
Other, net				210	210

BALANCE, OCTOBER 25, 2003	—	—	(2,143)	(27,785)	(29,928)
Net loss				(461)	(461)
Additional minimum pension liability			(1,179)		(1,179)
Accretion of redeemable ESOP stock				(23,918)	(23,918)
Contributed redeemable ESOP stock				2,425	2,425
Dividend				(59,046)	(59,046)
Change in supplemental employee retirement plan				1,123	1,123
Foreign currency translation adjustment			7		7
Other, net				1	1

BALANCE, OCTOBER 30, 2004	$—	$—	$(3,315)	$(107,661)	$(110,976)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 30, 2004, October 25, 2003 and October 26, 2002

	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(461)	$4,528	$5,926
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	3,799	4,187	4,608
Amortization of intangible assets and deferred financing costs	5,376	5,866	5,779
Accretion of bond discount	219	304	277
Debt extinguishment expense	12,961
Compensation expense recognized in connection with employee stock ownership plan	4,851	1,874	1,344
Compensation expense recognized in connection with supplemental employee retirement plan	1,123
Deferred pension cost	(912)	731	(1,375)
Deferred income taxes	(2,150)	(1,227)	(808)
Changes in operating assets and liabilities:
Receivables	1,619	(4,010)	8,112
Inventories	(2,856)	(578)	3,738
Prepaid expenses	(135)	(348)	307
Accounts payable	2,142	2,002	412
Accrued and other liabilities	7,639	2,220	2,434
Other, net	15	124	(30)

Net cash provided by operating activities	33,230	15,673	30,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,056)	(1,939)	(1,785)

Net cash used in investing activities	(3,056)	(1,939)	(1,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of senior notes	250,000
Purchase of senior subordinated notes	(200,571)
Additional borrowing of long term debt	15,000
Repayment of long-term debt	(26,038)	(16,000)	(18,612)
Payment of financing related fees	(7,719)	(1,224)	(37)
Purchase of AT Holdings stock from former ESOP participants	(567)	(273)	(526)
Dividend to AT Holdings	(58,479)
Other, net	—	51	(52)

Net cash used in financing activities	(28,374)	(17,446)	(19,227)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	1,800	(3,712)	9,712
Balance, beginning of period	14,057	17,769	8,057

Balance, end of period	$15,857	$14,057	$17,769

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES

(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Fiscal Years Ended October 30, 2004, October 25, 2003 and October 26, 2002

1.	Basis of Presentation

      The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation) and its subsidiaries (the “Company”) include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps. In addition, Argo-Tech leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. The fiscal year ended October 30, 2004 consisted of 53 weeks and the fiscal years ended October 25, 2003 and October 26, 2002 consisted of 52 weeks. Argo-Tech is obligated to fulfill certain obligations of AT Holdings Corporation to purchase AT Holdings’ common stock in accordance with the provisions of the Argo-Tech Corporation Employee Stock Ownership Plan. As a result, that obligation has been reflected in its financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.

      Argo-Tech Corporation is a parent holding company and all of its domestic subsidiaries guarantee Argo-Tech’s senior notes. Argo-Tech also has two wholly-owned, non-guarantor foreign subsidiaries which have inconsequential assets, liabilities and equity. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior notes (Note 12) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors.

2.	Summary of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between the wholly-owned subsidiaries have been eliminated.

      Cash Equivalents — Cash equivalents represent short-term investments with an original maturity of three months or less.

      Receivables — The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings, the Company immediately records a bad debt expense and reduces the related receivable to the amount it reasonably believes is collectible. The Company estimates the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Its estimate of the allowance amounts includes amounts for specifically identified losses and a general amount for estimated losses. If circumstances change or economic conditions deteriorate, the Company’s estimates of the recoverability of receivables could be further adjusted.

      Inventories — The Company’s inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. Inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out, or FIFO, method. Periodically, the Company performs a detailed assessment of inventory, which includes a review of, among other factors, historical sales activity, future demand requirements, product life cycle and development plans and quality issues. Based on this analysis, the Company records provisions for potentially obsolete or slow-moving inventory to reflect inventory at net realizable value. These provisions could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen, or did not exist, when the valuation allowances were established.

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

      Goodwill and Intangible Assets — Goodwill and identified intangible assets are recorded at fair value on the date of acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. The Company reviews goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. This approach uses the Company’s estimate of future market growth, forecasted revenue and costs and appropriate discount rates. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

      In conjunction with the acquisition of Argo-Tech Corporation Costa Mesa in 1997, the Company recognized identified intangible assets, which are amortized on a straight-line basis over their estimated economic lives as follows:

Contracts	10 Years
Spare Parts Annuity	10-28 Years
Patents	14-17 Years

      Deferred Financing Costs — The costs of obtaining financing are included in Other Assets in the consolidated balance sheets and are amortized over the terms of the financing. The cost balance at October 30, 2004 and October 25, 2003 was $7,719,000 and $19,549,000, respectively. The amortized cost is included in interest expense in the consolidated statements of net income/(loss). Accumulated amortization at October 30, 2004 and October 25, 2003 was $376,000 and $11,856,000, respectively.

      Redeemable Stock — Redeemable ESOP Stock has been excluded from Shareholder’s Equity/(Deficiency) due to the ability of the holders of AT Holdings common stock to “put”, subject to certain restrictions, the shares to the Company. The increase/(decrease) in the Redeemable ESOP Stock has been recorded in Accumulated Deficit.

      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the consolidated statements of net income/(loss) and are reported as a component of shareholder’s equity/(deficiency).

      Derivative Financial Instruments — All derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, are recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders’ equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. At October 30, 2004 the Company did not have any open derivative contracts.

      Revenue Recognition — Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price purchase orders received from customers. We have executed long-term supply agreements with certain of our OEM customers. These agreements require Argo-Tech to supply all the amounts ordered by the customers during the term of the agreements (generally three to five years) at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined.

      Stock Options — At October 30, 2004, the Company has four stock-based compensation plans. The Company applies Accounting Principals Board (“APB”) Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company’s net income/(loss) for the fiscal years ended 2004, 2003 and 2002 would have been adjusted to the pro forma amount indicated below (in thousands):

	October 30,	October 25,	October 26,
	2004	2003	2002

Net income/(loss) — As reported	$(461)	$4,528	$5,926
Compensation cost based on the fair value method (after tax)	(76)	(254)	(577)

Net income/(loss) — Pro forma	$(537)	$4,274	$5,349

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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Other Balance Sheet Information

      The major components of the following balance sheet captions were (in thousands):

	October 30,	October 25,
	2004	2003

Accrued liabilities:
Salaries and accrued compensation	$9,843	$6,889
Accrued interest	8,222	1,319
Accrued warranty	2,084	2,130
Accrued income taxes	810	5,787
Other	7,807	6,632

Total	$28,766	$22,757

Other noncurrent liabilities:
Deferred income taxes	$7,747	$9,821
Accrued post retirement benefits	11,397	10,611
Other	2,162	1,321

Total	$21,306	$21,753

4.	Receivables

      Receivables consist of the following (in thousands):

	October 30,	October 25,
	2004	2003

Amounts billed — net of allowance for uncollectible amounts of $310 and $266	$29,280	$28,572
Amounts unbilled (principally commercial customers):
Net reimbursable costs incurred on uncompleted contracts	3,514	1,556
Billings to date	(3,781)	(1,793)

Total unbilled — net	(267)	(237)

Net receivables	$29,013	$28,335

5.	Inventories

      Inventories consist of the following (in thousands):

	October 30,	October 25,
	2004	2003

Finished goods	$2,686	$1,481
Work-in-process and purchased parts	17,867	16,938
Raw materials and supplies	11,872	11,478

Total	32,425	29,897
Reserve for excess and obsolete inventory	(3,868)	(4,196)

Inventories — net	$28,557	$25,701

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets

      The following is a summary of intangible assets, other than goodwill (in thousands):

	October 30, 2004		October 25, 2003

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Contracts	$17,100	$12,115	$17,100	$10,404
Spare parts annuity	38,200	11,896	38,200	10,217
Patents	387	174	387	150

Total	$55,687	$24,185	$55,687	$20,771

      Amortization expense recorded on the intangible assets for each of the fiscal years ended October 30, 2004, October 25, 2003 and October 26, 2002 was $3.4 million. The estimated amortization expense for each of the two succeeding fiscal years 2005 and 2006 is $3.4 million, fiscal year 2007 is $3.3 million and fiscal years 2008 and 2009 are each $1.7 million. The weighted-average amortization period for contracts is 10 years, spare parts annuity is 26 years and patents is 15 years. The intangible asset “Spare Parts Annuity” is the result of customer relationships that have been developed by supplying spare parts to our aftermarket customers.

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

8.	Property and Equipment

      Owned Property — Property and equipment owned by the Company consists of the following (in thousands):

	October 30,	October 25,
	2004	2003

Land and land improvements	$7,663	$7,663
Buildings and building equipment	34,548	34,448
Machinery and equipment	41,694	40,360
Office and automotive equipment	8,504	8,128
Construction-in-progress	1,325	333

Total	93,734	90,932
Accumulated depreciation	(70,521)	(66,976)

Total — net	$23,213	$23,956

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

      Total rental revenue under the property leases and service contracts is included in “Net revenues” and was as follows for the fiscal years ended 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Minimum contractual amounts under property leases	$4,126	$4,498	$4,526
Service contracts revenue based on usage	828	774	792

Total	$4,954	$5,272	$5,318

      Future minimum rentals under the noncancelable property leases and service contracts at October 30, 2004 are (in thousands): $3,354 in 2005, $1,336 in 2006, $821 in 2007, $646 in 2008, and $0 in 2009.

9.	Product Warranty

      The Company accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability (in thousands):

	October 30,	October 25,
	2004	2003

Beginning balance	$2,130	$2,064
Accruals for warranties issued	20	325
Accruals for pre-existing warranties (including changes in estimate)	780	448
Warranty claims settled	(846)	(707)

Ending balance	$2,084	$2,130

10.	Employee Benefit Plans

      Employee Stock Ownership Plan — The Company has an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of AT Holdings Corporation held by the Trustee of the Plan. Shares of common stock are allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $4,851,000, $1,874,000 and $1,344,000 for the fiscal years ended 2004, 2003 and 2002, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, “Unearned ESOP shares”. In October 2004, the Company contributed 21,000 shares of AT Holdings common stock to the plan. These shares were repurchased by Argo-Tech from plan participants who exercised their put option rights under the plan. These rights are described below.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summary information regarding ESOP activity consists of the following:

	October 30,	October 25,
	2004	2003

Allocated shares	399,000	357,000
Shares released for allocation(a)	42,000	42,000
Unearned ESOP shares	—	21,000

Total ESOP shares	441,000	420,000
Repurchased shares received as distributions	(86,366)	(73,692)

Total available ESOP shares	354,634	346,308

Fair market value of unearned ESOP shares	$—	$937,020

(a) -	Includes contributed shares.

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

      The Company provides an “internal market” for stockholders through its purchase of their shares of common stock. Participants in the Company’s ESOP who have left the Company or are employees eligible for stock diversification have the right to require the Company, within a specified period, to repurchase shares of stock received as distributions under the ESOP at fair market value. For each year presented, the total available ESOP shares are multiplied by the fair market value of the common stock and shown as “Redeemable ESOP Stock” on the Balance Sheet.

      The Company maintains a supplemental employee retirement plan, an unfunded plan that at all times will be deemed invested in AT Holdings common stock. This plan is for employees participating in the ESOP in respect of reduction to allocations to their accounts because of limitations under the tax code applicable to tax-qualified plans. Benefits under this plan vest in the same manner as benefits under the ESOP and distributions from the plan will, subject to certain restrictions, be made in whole or fractional shares of AT Holdings common stock at the same time or times as benefits under the ESOP are distributable, or in the case of benefits with respect to qualifying employer securities subject to the put option under the ESOP, at the time the plan participant exercises (or is deemed to have exercised) a hypothetical “put option” under the plan.

      Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans, which cover substantially all of the Company’s employees. The plan covering Argo-Tech Corporation Costa Mesa employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $560,000, $488,000 and $408,000 in fiscal years 2004, 2003 and 2002 respectively.

      The Company uses an October 31st measurement date for its defined benefit pension plans.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002

Service cost — benefits earned during the period	$279	$277	$255
Interest cost on projected benefit obligation	1,324	1,299	1,279
Expected return on plan assets	(1,756)	(1,491)	(1,628)
Net amortization and deferral	348	384	218

Net periodic pension cost	195	469	124

Settlement (gain)/loss			(184)
Special termination benefits			770

Net periodic pension cost after settlements	$195	$469	$710

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 30,	October 25,
	2004	2003

Benefit obligation at beginning of year	$20,809	$19,180
Service cost	279	277
Interest cost	1,324	1,299
Benefits paid	(923)	(914)
Actuarial (gain)/loss	16	(127)
Change due to assumptions	58	(201)
Change in discount rate	1,414	1,295

Benefit obligation at end of year	$22,977	$20,809

      The following table sets forth the change in plan assets (in thousands):

	October 30,	October 25,
	2004	2003

Fair value of plan assets at beginning of year	$19,974	$16,684
Actual return on plan assets	1,876	2,914
Employer contributions	185	1,290
Benefits paid	(923)	(914)

Fair value of plan assets at end of year	$21,112	$19,974

      The following table sets forth the funded status of the plans (in thousands):

	October 30,	October 25,
	2004	2003

Funded status	$(1,865)	$(834)
Unrecognized net loss	5,512	4,410
Unrecognized prior service cost	380	461

Net amount recognized	$4,027	$4,037

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table shows the development of the prepaid pension cost prior to reflection of additional minimum liability (in thousands):

	October 30,	October 25,
	2004	2003

Prepaid pension cost at the beginning of the year	$4,037	$3,216
Net periodic pension cost	(195)	(469)
Employer contributions	185	1,290

Prepaid pension cost at the end of the year	$4,027	$4,037

      Amounts recognized in the consolidated balance sheets consist of (in thousands):

	October 30,	October 25,
	2004	2003

Prepaid benefit cost	$—	$972
Accrued benefit liability	(1,865)	(943)
Intangible asset	380	461
Accumulated other comprehensive loss	5,512	3,547

Net amount recognized	$4,027	$4,037

      The foregoing net amounts regarding the pension benefit obligation and the value of plan assets for the year ended October 25, 2003 are based on a combination of both overfunded and underfunded plans. The aggregate amounts relating to the underfunded plan are as follows (in thousands):

October 25,
2003

Projected benefit obligation	$9,792
Fair value of plan assets	8,849

      The following table sets forth additional information of the plans (in thousands):

	October 30,	October 25,
	2004	2003

Accumulated benefit obligation at the end of the year	$22,977	$20,809
Increase (decrease) in minimum liability included in other comprehensive income	1,966	(1,622)

      The weighted average assumptions used to determine net periodic pension cost as well as the funded status are:

	2004	2003	2002

Discount rate	6.00%	6.50%	7.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the weighted-average asset allocations, by asset category:

		Assets at

	Target	October 30,	October 25,
Asset Category	Allocation	2004	2003

Equity securities	60% - 70%	61.2%	65.6%
Debt securities	30% - 40%	38.3%	31.9%
Cash	0% - 10%	0.5%	2.5%

Total		100.0%	100.0%

      The expected long-term rate of return for the plans’ assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. Based on respective market indices, equity securities are expected to return 8% to 10% over the long-term, while cash and fixed income is expected to return between 4% and 6%. The committee expects that the plans’ asset manager will provide a modest (1% to 2% per annum) premium to the respective market benchmark indices.

      The plans’ investment policy is to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with appropriate levels of risk and comply with the Employee Retirement Income Security Act of 1974 (ERISA) by investing the funds in a manner consistent with ERISA’s fiduciary standards.

      The company expects to contribute $352,000 to the plans for the fiscal year ending October 31, 2005.

      The following benefit payments, which reflect expected future service, are expected to be paid for the fiscal years ending (in thousands):

October 31, 2005	$1,051
October 31, 2006	1,050
October 31, 2007	1,055
October 31, 2008	1,065
October 31, 2009	1,112
October 31, 2010 to October 31, 2014	7,137

      Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.

      The Company uses an October 31st measurement date for its postretirement health care benefit.

      The net postretirement benefit cost for the fiscal years ended 2004, 2003 and 2002 includes the following components (in thousands):

	2004	2003	2002

Service cost	$179	$187	$136
Interest cost	881	804	650
Net amortization and deferral	135	23	(7)

Net postretirement benefit cost	$1,195	$1,014	$779

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the change in projected benefit obligation (in thousands):

	October 30,	October 25,
	2004	2003

Benefit obligation at beginning of year	$14,519	$9,954
Service cost	179	187
Interest cost	881	804
Benefits paid	(492)	(458)
Plan participant contributions	133	118
Actuarial (gain)/loss	(1,315)	1,662
Change in plan provisions	(472)	—
Change in discount rate	1,043	2,252

Benefit obligation at end of year	$14,476	$14,519

      The actuarial (gain)/loss includes an actuarial gain of $1,824 due to the Medicare Rx subsidy.

      The following table sets forth the change in plan assets (in thousands):

	October 30,	October 25,
	2004	2003

Fair value of plan assets at beginning of year	$—	$—
Benefits paid	(492)	(458)
Employer contributions	359	340
Plan participant contributions	133	118

Fair value of plan assets at end of year	$—	$—

      The following table sets forth the funded status of the plans (in thousands):

	October 30,	October 25,
	2004	2003

Benefit obligation	$(14,476)	$(14,519)
Unrecognized prior service cost	(472)	—
Unrecognized net (gain) loss	3,151	3,558

Accrued benefit cost	$(11,797)	$(10,961)

The following table shows the development of the accrued postretirement benefit cost (in thousands):

	October 30,	October 25,
	2004	2003

Accrued postretirement benefit cost at the beginning of the year	$(10,961)	$(10,287)
Net periodic postretirement benefit cost	(1,195)	(1,014)
Claim payments	359	340

Accrued postretirement benefit cost at the end of the year	$(11,797)	$(10,961)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted-average assumption used to determine net periodic postretirement benefit cost and benefit obligations is:

	2004	2003

Discount rate	6.00%	6.50%

      The assumed health care cost trend rates are as follows:

	2004	2003

Health care cost trend rate assumed for next year	8.00%	8.50%
Ultimate rate	5.00%	5.00%
Year ultimate rate is valued	2011	2011

      The company expects the following contributions to be made to the plan for the fiscal year ending October 31, 2005 (in thousands):

Expected employer contributions	$510
Expected plan participant contributions	$170

      The following benefit payments (employer portion only), which reflect expected future service, are expected to be paid for the fiscal years ending (in thousands):

October 31, 2005	$510
October 31, 2006	519
October 31, 2007	577
October 31, 2008	638
October 31, 2009	701
October 31, 2010 to October 31, 2014	4,057

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% point	1% point
	Increase	Decrease

Effect on service and interest cost	$182	$(147)
Effect on postretirement benefit obligation	$2,437	$(1,998)

11.	Income Taxes

      The income tax provision/(benefit) consists of the following for the fiscal years ended 2004, 2003 and 2002 (in thousands):

	2004	2003	2002

Current tax provision/(benefit):
Federal	$(1,273)	$2,134	$797
State and local	(76)	672	580

Total	(1,349)	2,806	1,377
Deferred tax benefit	(2,150)	(1,227)	(808)

Income tax provision/(benefit)	$(3,499)	$1,579	$569

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The difference between the recorded income tax provision/(benefit) and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

	2004	2003	2002

Income tax provision at statutory rate	$(1,346)	$2,137	$2,273
State tax provision — net of federal benefits	80	391	366
Extraterritorial income	(1,403)	(829)	(996)
R & D credit	(590)	(252)	(584)
ESOP	539	66	(114)
Settlement of tax examination and reserve adjustment	(720)
Other — net	(59)	66	(376)

Income tax provision/(benefit)	$(3,499)	$1,579	$569

      During the fiscal years ended 2004 and 2003, the Company paid (net of refunds received) approximately $1.3 and $1.7 million in income taxes respectively. In fiscal year 2002 the Company received a net refund of income taxes of approximately $0.8.

      The components of the Company’s net deferred tax asset/(liability) are as follows (in thousands):

	October 30,	October 25,
	2004	2003

Current:
Inventory	$1,374	$1,273
Employee benefits	1,361	1,288
Warranty	815	844
Engineering reserves	1,329	599
Other reserves	694	707

Total current	5,573	4,711

Long-term:
Hourly retiree medical	4,420	4,259
Accrued/(Prepaid) pension benefit	846	(323)
Employee benefits	500
Property and equipment	(584)	835
Intangible assets	(12,866)	(14,324)
Other — net	(63)	(268)

Total long-term	(7,747)	(9,821)

Net deferred tax liability	$(2,174)	$(5,110)

      The temporary difference described above principally represent differences between the tax bases of assets (principally inventory, property and equipment, and intangible assets) or liabilities (principally related to employee benefits and loss reserves) and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively. The current deferred tax asset is reflected in “Deferred income taxes and prepaid expenses” and the total long-term deferred tax liability is reflected in “Other Noncurrent Liabilities” on the consolidated balance sheets.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Debt

      Summary — The Company’s long-term debt consists of the following (in thousands):

	October 30,	October 25,
	2004	2003

Term loans	$14,813	$25,850
Revolving credit facility
Senior notes	250,000
Senior subordinated notes		193,499

Total borrowings	264,813	219,349
Current maturities	(750)	(12,000)

Long-term portion	$264,063	$207,349

      Credit Facility and Term Loans — The Company has a $15.0 million five-year Term Loan Facility and has available a five-year $30.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($24.2 million at October 30, 2004 after reduction of $5.8 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility and Term Loan mature on June 23, 2009. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of AT Holdings) as well as the unearned shares of the AT Holding’s common stock held by the ESOP. The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility contains no restrictions on the ability of the Company’s subsidiaries to make distributions to the Company. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 30, 2004. Interest was calculated, at the Company’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The interest rate for fiscal year 2004 ranged from 1.00% to 2.50% plus ABR or 2.50% to 3.50% plus LIBOR.

      At October 25, 2003 the Company had a $115.0 million principal amount of Term Loans ($25.9 million remaining balance) and a seven-year $20.0 million Revolving Credit Facility. The Credit Facility and Term Loans were to mature on October 28, 2005. On June 23, 2004, the Company amended and restated the Credit Facility and Term Loans into a $15.0 million five-year Term Loan Facility and a five-year $30.0 million Revolving Credit Facility.

      Senior Notes — At October 30, 2004, the Company had outstanding $250.0 million 9 1/4% Senior Notes due 2011. Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Senior Notes will mature on June 1, 2011.

      The Senior Notes are unsecured and rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt. The Senior Notes will be effectively subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are subject to certain limitations and restrictions which the Company has not exceeded at October 30, 2004.

      Senior Subordinated Notes — At October 25, 2003, the Company had outstanding $195.0 million 8 5/8% Senior Subordinated Notes due 2007 (the “Notes”). The accreted value of the Notes was $193.5 million. Interest on the Notes was payable semiannually on April 1 and October 1 of each year. In June 2004, the

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company purchased, through a tender offer and redemption, its outstanding $195.0 million 8 5/8% Notes due 2007, together with a premium of $5.6 million and accrued and unpaid interest of $4.0 million.

      Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt (excluding the senior notes which mature in 2011) during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2005	$750
2006	750
2007	750
2008	3,563
2009	9,000

Total	$14,813

      Total interest paid during the fiscal years ended 2004, 2003 and 2002 was $20.7 million, $18.5 million and $19.0 million, respectively.

      Debt Extinguishment Expense — The Company incurred $12.9 million of debt extinguishment expense in fiscal 2004. The expense is for the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8 5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8 5/8% senior subordinated notes that were issued at a discount.

13.	Segment Information

      The Company operates in two business segments, Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products consisting of aircraft engine fuel pumps, fuel flow related products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of industrial pumps, ground fueling valves and related components, industrial marine cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where the Company maintains its headquarters and one of its production facilities.

      The Company evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues and other financial information by business segment (in thousands):

2004

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$138,177	$49,151	$—	$187,328
Operating profit (loss)	34,584	761	(320)	35,025
Amortization of intangible assets				3,414

Income from operations				31,611
Interest expense				22,705
Debt extinguishment expense				12,961
Other, net				(95)

Loss before tax				$(3,960)

Capital expenditures	1,789	1,267		3,056
Depreciation	2,168	1,231	400	3,799
Compensation expense recognized in connection with employee stock ownership plan	4,270	581		4,851

2003

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$121,278	$39,448	$—	$160,726
Operating profit (loss)	28,484	2,157	(392)	30,249
Amortization of intangible assets				3,414

Income from operations				26,835
Interest expense				21,257
Other, net				(529)

Income before tax				$6,107

Capital expenditures	1,194	745		1,939
Depreciation	2,503	1,280	404	4,187
Compensation expense recognized in connection with employee stock ownership plan	1,652	222		1,874

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$120,891	$34,412	$—	$155,303
Operating profit (loss)	30,978	1,843	(1,268)	31,553
Amortization of intangible assets				3,721

Income from operations				27,832
Interest expense				21,434
Other, net				(97)

Income before tax				$6,495

Capital expenditures	1,240	545		1,785
Depreciation	2,796	1,362	450	4,608
Compensation expense recognized in connection with employee stock ownership plan	1,205	139		1,344

14.	Related Party Transactions

      Upsilon International Corporation (“UIC”) is the exclusive distributor of Argo-Tech engine fuel pump and certain airframe product manufactured at our Cleveland, Ohio facility and is a non-exclusive sales agent for engine overhaul and repair for the entire international market under a long-term distribution agreement. UIC is owned by YC International, Inc., a stockholder of AT Holdings Corporation, which is also under the control of a stockholder of AT Holdings Corporation. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the contract term and termination provisions, which are more favorable to UIC than industry norm. The dollar amount of transactions for each of the last three fiscal years can be found in Note 15. Amounts owed to Argo-Tech by UIC under normal terms and conditions as of October 30, 2004, October 25, 2003 and October 26, 2002 were $2.0 million, $3.7 million and $2.7 million, respectively.

15.	Major Customers and Export Sales

      During the fiscal years ended 2004, 2003 and 2002, the Company had revenues in excess of 10% from only one customer (in thousands):

	2004	2003	2002

Upsilon International Corporation	$20,326	$19,321	$21,231

      During the fiscal years ended 2004, 2003 and 2002, export sales to foreign customers were comprised of the following (in thousands):

	2004	2003	2002

Europe	$32,823	$30,371	$28,002
All others (individually less than 10%)	47,382	36,320	40,576

Total	$80,205	$66,691	$68,578

16.	Fair Value of Financial Instruments

      The Company has various financial instruments, including cash and short-term investments and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments, Term Loans and Senior Notes approximates their fair value. The fair value of the Company’s Senior Subordinated Notes approximated $189.2 million at October 25, 2003 based upon quoted market prices. The Company does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

17.	Stock Options

      The Company has four stock-based compensation plans:

      1991 Performance Stock Option Plan — The 1991 Performance Stock Option Plan provides for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options under this plan became fully vested in January 1999. At October 30, 2004, 18,230 options were outstanding.

      1991 Management Incentive Stock Option Plan — The 1991 Management Incentive Stock Option Plan provides for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options under this plan became fully vested in January 1999. At October 30, 2004, 2,940 options were outstanding.

      1998 Equity Replacement Stock Option Plan — The 1998 Equity Replacement Stock Option Plan was established to provide for option grants for the purchase of AT Holdings’ common stock. The exercise price of each option is $40.00 per share. All of the options under this plan were fully vested upon issuance. At October 30, 2004, 19,135 options were outstanding.

      1998 Incentive Plan — The 1998 Incentive Plan was established to provide option grants for the purchase of AT Holdings’ common stock, at prices that may be more than, less than, or equal to the fair market value of the shares, as the Board or Compensation Committee of AT Holdings may determine at the time of grant. There have been three option grants under the 1998 Incentive Plan, the first in 1999 with an exercise price of $100.11, the second in 2001 with an exercise price of $69.18 and the third in 2002 with an exercise price of $49.79. The option agreement governing the options granted in 1999 provides that such options vest in 20% increments over five successive years. For any year in which the EBITDA of the company exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will vest. Effective November 2, 2000 all holders of options granted in 1999 agreed to the cancellation of the portion of the 1999 options which were not vested at such date. Pursuant to the plan, such cancelled options are available for new grants. The option agreement governing the options granted under the plan in September 2001 and March 2002 provides for vesting as follows: 33.3% at the time of issuance and 33.3% on the anniversary date of the grant over the next two years. All options granted under the plan expire ten years from the date of grant. In the event that AT Holdings’ common stock becomes registered or traded on a national exchange or in the event of a change in control, all options will become exercisable in full. At October 30, 2004, 87,610 options were vested and outstanding.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001 and 2002, respectively: risk-free interest rates of 5.0% and 4.875% and expected lives of 10 years for each of the option plan grants. AT Holdings does not pay a dividend and because it is a nonpublic entity, expected volatility over the life of the options is not estimated.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s stock option plans as of October 30, 2004, October 25, 2003 and October 26, 2002, and changes during the years ending on those dates is presented below:

	2004

		Weighed Average
	Shares	Exercise Price

Outstanding at beginning of year	133,713	$50.20
Granted	—	—
Exercised	(4,000)	49.79
Cancelled	(1,790)	71.77
Outstanding at end of year	127,923	49.91
Options exercisable at year-end	127,923
Weighted average fair value of options granted during the year	$—

	2003

		Weighed Average
	Shares	Exercise Price

Outstanding at beginning of year	137,027	$50.53
Granted	—	—
Exercised	(390)	10.00
Cancelled	(2,924)	71.08
Outstanding at end of year	133,713	50.20
Options exercisable at year-end	115,175
Weighted average fair value of options granted during the year	$—

	2002

		Weighed Average
	Shares	Exercise Price

Outstanding at beginning of year	86,120	$51.92
Granted	55,612	49.79
Exercised	(1,037)	37.40
Cancelled	(3,668)	75.59
Outstanding at end of year	137,027	50.53
Options exercisable at year-end	92,170
Weighted average fair value of options granted during the year	$19.03

18.	Contingencies

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

      Approximately 25% of the Company’s workforce is covered by a collective bargaining agreement.

19.	New Accounting Standards

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

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act was enacted, which introduced a Medicare prescription drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position (“FSP”) SFAS No. 106-2, Argo-Tech adopted the provisions of this statement effective with the period beginning August 1, 2004. The accumulated postretirement benefit obligation and net periodic postretirement benefit cost reflect the provisions of the Act. The adoption of this statement did not have a material effect on Argo-Tech’s consolidated financial position or results of operations.

      In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which expands the disclosure requirements regarding plan assets and benefit obligations for Argo-Tech’s two noncontributory defined benefit pension plans and its postretirement benefit plan. Argo-Tech adopted the provisions of this statement effective with the period beginning February 1, 2004 (see Note 10).

      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The provisions of this statement become effective for the Company’s fiscal year beginning October 30, 2005. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The provisions of this statement become effective for the Company’s fiscal quarter beginning July 31, 2005. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Other Comprehensive Income/(Loss)

      Other comprehensive income/(loss) includes foreign currency translation adjustments and deferred pension income/(expense) (in thousands).

	2004	2003	2002

Net income/(loss)	$(461)	$4,528	$5,926
Other comprehensive income/(loss):
Foreign currency translation adjustment	7	119	(14)
Deferred pension income/(expense)	(1,966)	1,622	(2,123)

Other comprehensive income/(loss) before tax	(1,959)	1,741	(2,137)
Income tax (provision)/benefit related to other comprehensive income/(loss)	787	(649)	850

Other comprehensive income/(loss) net of tax	(1,172)	1,092	(1,287)

Comprehensive income/(loss)	$(1,633)	$5,620	$4,639

ARGO-TECH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

FOR THE FISCAL YEARS ENDED OCTOBER 30, 2004, OCTOBER 25, 2003 AND
OCTOBER 26, 2002
(Amounts in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deduction from	End of
Description	of Period	Expenses	Reserve(1)	Period

Allowance for doubtful accounts:
Year ended October 30, 2004	$266	$416	$372	$310
Year ended October 25, 2003	310	384	428	266
Year ended October 26, 2002	314	292	296	310

(1)	The amounts in this column represent recoveries net of charge-offs.

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

3.1		Restated Certificate of Incorporation of Argo-Tech, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of Argo-Tech’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179)
3.2		Restated By-Laws of Argo-Tech dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of Argo-Tech’s registration statement on form S-4/ A filed April 22, 1999, SEC File No. 333-73179)
4.1		Indenture dated June 23, 2004, between Argo-Tech, the Subsidiary Guarantors signatory thereto and BNY Midwest Trust Company, as Trustee, relating to the 9 1/4% Senior Notes due 2010 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of Argo-Tech’s quarterly report on form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223)
10	.1*	Form of Stay Pay and Severance Agreement dated June 6, 1996, between Argo-Tech and certain Executive Officers of Argo-Tech (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.2*	Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.3*	Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.4*	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between Argo-Tech and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.5*	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.6*	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.7*	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.8*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.9*	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.10*	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.11*	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.12		AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of Argo-Tech’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10.13		AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of Argo-Tech’s Annual Report on form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10	.14*	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.15*	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.16*	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001)
10	.17*	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.18*	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.19*	Amendment to the 1991 Performance Stock Option Plan, as amended, June 12, 2001 (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001)
10	.20*	Form of Stock Option Agreement in connection with the 1991 Performance Stock Option Plan, as amended, between Argo-Tech and certain key employees (incorporated herein by reference to Exhibit 10.23 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.21		Third Amended and Restated Credit Facility, dated June 23, 2004, by and among Argo-Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent. (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s quarterly report on form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223)
10.22		First Amendment, dated as of January 19, 2005, to Third Amended and Restated Credit Agreement, dated as of June 23, 2004, by and among Argo-Tech Corporation, AT Holdings Corporation, National City Bank, as administrative agent and an issuing bank, JPMorgan Chase Bank, as an issuing bank with respect to existing letters of credit issued thereunder and the other lenders signatory thereto. (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s current report on Form 8-K filed January 21, 2005, SEC File No. 333-38223)
10.23		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.24		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.25		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.26		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10.27		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.28		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of Argo-Tech’s Registration Statement on form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.29*	1997 Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.31 of Argo-Tech’s Annual Report on form 10-K, for the year ended October 31, 1998)
10	.30*	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Argo-Tech’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179)
10	.31*	Amendment to the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Quarterly Report on form 10-Q for the quarter ended July 28, 2001)
10	.32*	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of Argo-Tech’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179)
10	.33*	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on form S-4 filed March 1, 1999, SEC File No. 333-73179)
10	.34*	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994 (incorporated herein by reference to Exhibit 10.36 of Argo-Tech’s annual report on form 10-K for the year ended October 26, 2002, SEC File No. 333-73179)
10.35		Distribution Agreement, dated April 1, 2003, between Argo-Tech Corporation and Yamada Corporation (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on form S-4 filed September 23, 2004, SEC File No. 333-119227)
12	.1**	Statement re Computation of Ratios
21.1		List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of Argo-Tech’s registration statement on form S-4 filed September 23, 2004, SEC File No. 333-119227)
31**		Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**	Filed herewith.