Form 10-Q
period 2005-01-29
ARGO TECH CORP
filed 2005-03-14
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended January 29, 2005, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES ☑ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

As of March 1, 2005, 1 share of the registrant’s common stock, $.01 par value per share, was outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
JANUARY 29, 2005 AND OCTOBER 30, 2004

(In thousands, except share data)

	2005	2004
ASSETS	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$5,195	$15,857
Receivables, net	29,888	29,013
Income tax receivable	1,203	1,203
Inventories, net	32,555	28,557
Deferred income taxes and prepaid expenses	7,069	6,245

Total current assets	75,910	80,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,083	23,213

GOODWILL	110,059	110,059

INTANGIBLE ASSETS, net of accumulated amortization	30,648	31,502

DEFERRED FINANCING AND OTHER ASSETS	8,291	8,613

Total Assets	$247,991	$254,262

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	8,735	9,396
Accrued liabilities	20,833	28,766

Total current liabilities	30,318	38,912

LONG-TERM DEBT, net of current maturities	263,875	264,063

OTHER NONCURRENT LIABILITIES	21,281	21,306

Total Liabilities	315,474	324,281

REDEEMABLE ESOP STOCK	39,962	40,957

SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(3,255)	(3,315)
Accumulated deficit	(104,190)	(107,661)

Total shareholder’s equity/(deficiency)	(107,445)	(110,976)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$247,991	$254,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME
FOR THE 13 WEEK PERIOD ENDED JANUARY 29, 2005 AND 14 WEEK PERIOD ENDED JANUARY 31, 2004

(In thousands)
UNAUDITED

	2005	2004
Net revenues	$47,394	$44,437
Cost of revenues	26,808	26,833

Gross profit	20,586	17,604

Selling, general and administrative	6,826	6,649
Research and development	2,726	2,383
Amortization of intangible assets	854	854

Operating expenses	10,406	9,886

Income from operations	10,180	7,718
Interest expense	6,277	5,423
Other, net	24	(4)

Income before income taxes	3,879	2,299

Income tax provision	1,060	675

Net income	$2,819	$1,624

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 13 WEEK PERIOD ENDED JANUARY 29, 2005 AND THE 14 WEEK PERIOD ENDED JANUARY 31, 2004

(In thousands)
UNAUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,819	$1,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	871	973
Amortization of intangible assets and deferred financing costs	1,143	1,473
Accretion of bond discount		81
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	1,260	262
Compensation expense recognized in connection with ESOP excess benefit plan	75
Deferred income taxes	(54)	(229)

Changes in operating assets and liabilities:
Receivables	(875)	3,940
Inventories	(3,998)	48
Prepaid expenses	(1,216)	(1,202)
Accounts payable	(630)	(2,783)
Accrued and other liabilities	(7,512)	3,032
Other, net	62	81

Net cash provided by (used in) operating activities	(8,055)	7,300

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(741)	(404)

Net cash used in investing activities	(741)	(404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(187)	(3,000)
Purchase of AT Holdings stock from former ESOP participants	(995)	(149)
Dividend	(684)	—

Net cash used in financing activities	(1,866)	(3,149)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	(10,662)	3,747
Balance, Beginning of period	15,857	14,057

Balance, End of period	$5,195	$17,804

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEK PERIOD ENDED JANUARY 29, 2005 AND THE 14 WEEK PERIOD ENDED
JANUARY 31, 2004 (Unaudited)

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

2. UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 2004. The results of operations for the 13 week period ended January 29, 2005 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	January 29,	October 30,
	2005	2004
Finished goods	$2,641	$2,686
Work-in-process and purchased parts	20,563	17,867
Raw materials and supplies	13,251	11,872

Total	36,455	32,425
Reserve for excess and obsolete inventory	(3,900)	(3,868)

Inventories - net	$32,555	$28,557

4. INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	January 29, 2005		October 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$17,100	$12,543	$17,100	$12,115
Spare parts annuity	38,200	12,316	38,200	11,896
Patents	387	180	387	174

Total	$55,687	$25,039	$55,687	$24,185

Amortization expense recorded on the intangible assets for the 13 week period ended January 29, 2005 and the 14 week period ended January 31, 2004 was $0.9 million. The estimated amortization expense for each of fiscal years 2005 and 2006 is $3.4 million, for fiscal year 2007 is $3.3 million and for each of fiscal years 2008 and 2009 is $1.7 million. The intangible asset “Spare parts annuity” is the result of customer relationships that have been developed by supplying spare parts to our aftermarket customers. The weighted-average amortization period for contracts is 10 years, 26 years for spare parts annuity and 15 years for patents.

5. PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 13 week period ended January 29, 2005 and the 14 week period ended January 31, 2004 (in thousands):

	2005	2004
Beginning balance	$2,084	$2,130
Accruals for pre-existing warranties (including changes in estimate)	215	301
Warranty claims settled	(179)	(167)

Ending balance	$2,120	$2,264

6. EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. The first plan covers salaried employees and provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits under this plan was terminated in connection with the formation of the Employee Stock Ownership Plan (ESOP). The second plan covers hourly employees and provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

A summary of the components of net periodic benefit cost for the pension plans is as follows (in thousands):

	13 week	14 week
	period ended	period ended
	January 29, 2005	January 31, 2004
Service cost	$89	$70
Interest cost	343	331
Expected return on plan assets	(465)	(439)
Net amortization and deferral	111	87

Net periodic pension cost	$78	$49

Argo-Tech expects to contribute $352,000 to the hourly pension plan in 2005. As of January 29, 2005 no contributions have been made.

The Company also provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded.

A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	13 week	14 week
	period ended	period ended
	January 29, 2005	January 31, 2004
Service cost	$50	$49
Interest cost	223	242
Net amortization and deferral	43	66

Net periodic postretirement benefit cost	$316	$357

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

8. SEGMENT INFORMATION

Argo-Tech operates in two business segments: Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, repair and overhaul of aviation products, consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of ground fueling valves and related components, specialty industrial hose, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended January 29, 2005

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$36,434	$10,960	$—	$47,394

Operating profit (loss)	9,984	1,116	(66)	11,034
Amortization of intangible assets				854

Income from operations				10,180
Interest expense				6,277
Other, net				24

Income before income taxes				$3,879

Capital expenditures	433	308		741
Depreciation	491	289	91	871
Compensation expense recognized in connection with employee stock ownership plan	1,166	94		1,260

14 Week Period Ended January 31, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$30,866	$13,571	$—	$44,437

Operating profit (loss)	8,181	475	(84)	8,572
Amortization of intangible assets				854

Income from operations				7,718
Interest expense				5,423
Other, net				(4)

Income before income taxes				$2,299

Capital expenditures	358	46		404
Depreciation	564	309	100	973
Compensation expense recognized in connection with employee stock ownership plan	231	31		262

9. OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	13 week	14 week
	period ended	period ended
	January 29, 2005	January 31, 2004
Net income	$2,819	$1,624
Other comprehensive income:
Foreign currency translation adjustment	60	81

Other comprehensive income before tax	60	81
Income tax related to other comprehensive income	—	—

Other comprehensive income, net of tax	60	81

Comprehensive income	$2,879	$1,705

10. NEW ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt the provisions of this statement in the fiscal quarter beginning July 31, 2005 using the modified prospective method. Management believes the adoption of this statement will not have a material effect on Argo-Tech’s consolidated financial position or results of operations.

11. RECENT EVENT

On March 1, 2005, the Company granted 45,600 Stock Appreciation Rights (“SARs”) to certain full-time employees of Argo-Tech and its subsidiaries. Our directors and executive officers do not participate in the plan. The total number of SARs which may be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, cannot exceed 50,000, except to the extent of certain authorized adjustments. The SARs vest 33-1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR is determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control or ten years from the initial date, each SAR entitles the holder to a cash payment equal to the increase, if any, in the value of one share of AT Holdings Corporation common stock from the initial date to the date of payment.

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

Export Sales

Substantially all of our export sales are denominated in U. S. dollars. Export sales for the 13 week period ended January 29, 2005 were $21.5 million. Sales to Europe were $12.0 million, sales to Pacific Rim countries were $7.1 million and sales to all other regions, individually less than 10%, were $2.4 million for the 13 week period ended January 29, 2005.

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

Revenue Recognition. Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our original equipment manufacture, or OEM, customers. These agreements require Argo-Tech to supply all the amounts ordered by the customers during the term of the agreements (generally three to five years) at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined.

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

Pensions and post-retirement plan assumptions. We have two noncontributory defined benefit pension plans for qualifying hourly and salary employees and a postretirement health care benefit plan for qualifying hourly retirees and their dependents. We account for our defined benefit plans in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 87, No. 106 and No. 132(R), which requires amounts recognized in the financial statements to be determined on an actuarial basis. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement benefit plan. The estimated cost and benefits of the noncontributory defined benefit pension plans and the postretirement health care plan are determined by an independent actuary using various actuarial assumptions, including, but not limited to, assumptions on demographic factors such as retirement, mortality and turnover. We have analyzed the rate of return on assets used and determined that this rate is reasonable based on the plans’ historical performance relative to the overall markets. The discount rate assumption is consistent with prior years and is based on changes in the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our benefit plan expenses would also change. An increase/decrease in the discount rate, assuming no other changes in the estimates, reduces/increases the amount of the accumulated benefit obligation and the related required expense.

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

Results of Operations for the 13 Week Period Ended January 29, 2005 Compared With the 14 Week Period Ended January 31, 2004

Net revenues for the 13 week period ended January 29, 2005 increased $3.0 million, or 6.8%, to $47.4 million from $44.4 million for the 14 week period ended January 31, 2004. This increase was primarily due to an increase in aerospace revenues of $5.5 million offset by a decrease of $2.5 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $6.1 million of commercial aerospace revenues and a decrease of $0.6 million of military revenues. Commercial OEM revenues increased $1.0 million, or 21.7%, to $5.6 million and commercial aftermarket revenues increased $5.1 million, or 39.5%, to $18.0 million in the 13 week period ended January 29, 2005. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in repair and overhaul activities along with an increase in the demand for spare parts. Military revenues decreased primarily due to a reduction in revenues related to OEM airframe development programs, partially offset by an increase in sales of OEM airframe components, as more of these products moved from development and into production. The $2.5 million decrease in industrial revenues was primarily attributable to a decrease of $2.7 million in cryogenic pump revenues related to a large non-recurring order that was shipped in the 14 week period ended January 31, 2004, offset by a slight increase in commercial ground fueling revenues.

Aerospace gross profit for the 13 week period ended January 29, 2005 increased $2.7 million, or 19.4%, to $16.6 million from $13.9 million in the 14 week period ended January 31, 2004. Gross margin increased to 45.6% for the 13 week period ended January 29, 2005 from 45.0% in the 14 week period ended January 31, 2004. The increase in gross profit and gross margin is primarily attributable to the increase in sales of higher margin commercial aerospace aftermarket products, offset by an increase in non-cash compensation expense associated with the ESOP. Industrial gross profit for the 13 week period ended January 29, 2005 increased $0.3 million, or 7.9%, to $4.1 million from $3.8 million in the 14 week period ended January 31, 2004. Gross margin increased to 37.3% in the 13 week period ended January 29, 2005 from 28.0% in the 14 week period ended January 31, 2004. The increase in gross profit and gross margin was primarily attributable to improved margins on cryogenic pump products and a decrease in utility costs associated with the operation of our business park, offset by a less favorable sales mix of ground fueling products.

Operating expenses for the 13 week period ended January 29, 2005 increased $0.5 million, or 5.1%, to $10.4 million from $9.9 million in the 14 week period ended January 31, 2004. This increase is primarily attributable to an increase of $0.2 million in selling, general and administrative expenses and a $0.3 million increase in research and development expenses. The increase in selling, general and administrative expense is primarily related to an increase in non-cash compensation expense associated with the ESOP. The increase in research and development expenses is primarily due to a decrease in customer-paid development expenses. Operating expenses as a percentage of revenues decreased to 21.9% for the 13 week period ended January 29, 2005 as compared to 22.3% for the 14 week period ended January 31, 2004.

Income from operations for the 13 week period ended January 29, 2005 increased $2.5 million, or 32.5%, to $10.2 million from $7.7 million in the 14 week period ended January 31, 2004. As a percentage of revenues, income from operations for the 13 week period ended January 29, 2005 increased to 21.5% from 17.3% for the 14 week period ended January 31, 2004. These increases were primarily due to the increased sales of higher margin commercial aerospace aftermarket revenues, a decrease in manufacturing costs for our cryogenic pump products and a decrease in utility costs associated with the operation of our business park, offset by an increase in noncash compensation expense associated with the ESOP and an increase in research and development expenses.

Interest expense for the 13 week period ended January 29, 2005 increased $0.9 million, or 16.7%, to $6.3 million from $5.4 million in the 14 week period ended January 31, 2004 primarily due to the increase in interest expense on the $250.0 million of 9-1/4% senior notes issued in June 2004, which was partially offset by lower outstanding borrowings under our credit facility.

The income tax provision was $1.1 million for the 13 week period ended January 29, 2005 as compared to $0.7 million for the 14 week period ended January 31, 2004. This increase is primarily due to the increase in pre-tax income.

Net income for the 13 week period ended January 29, 2005 increased $1.2 million to $2.8 million from $1.6 million for the 14 week period ended January 31, 2004, primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 13 week period ended January 29, 2005 decreased $10.7 million to $5.2 million. This was primarily due to a reduction in accrued and other liabilities for the payment of interest on the $250.0 million 9-1/4% senior notes, an increase in inventory and prepaid expenses, the purchase of AT Holdings stock from former ESOP participants, a dividend to AT Holdings for the development of a proprietary asset tracking technology and a scheduled repayment of our term loan, offset by an increase in operating income.

Capital expenditures for the 13 week period ended January 29, 2005 totaled $0.7 million compared to $0.4 million for the 14 week period ended January 31, 2004. Argo-Tech expects to incur capital expenditures of approximately $3.5 million for the remainder of fiscal year 2005 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.

Long-term debt at January 29, 2005 consisted of $14.6 million principal amount of our term loan and $250.0 million of senior notes. Scheduled payments of $0.2 million were made on the term loan in the 13 week period ended January 29, 2005. Our amended and restated senior credit facility provides for a $30.0 million five-year revolving credit facility and a $15.0 million five-year term loan facility. At January 29, 2005, Argo-Tech has available, after $6.7 million in letters of credit, a $23.3 million revolving credit facility. As of January 29, 2005, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of January 29, 2005, are as follows (in millions):

						2010 and
	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Term loan facility	$0.5	$0.7	$0.7	$6.7	$6.0	$—	$14.6
9-1/4% senior notes						250.0	250.0
Operating leases	0.5	0.3	0.2	0.1			1.1
Other long-term obligations (2)	11.9	23.7	24.4	23.5	23.2	46.2	152.9

Total contractual cash obligations	$12.9	$24.7	$25.3	$30.3	$29.2	$296.2	$418.6

(1) – Contractual obligations for the remainder of fiscal 2005.

(2) – Represents interest payments on the senior notes and estimated funding for retirement and other post-employment benefits. Interest on the term loan facility is excluded as it is not fixed and determinable.

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

Certain Factors That May Affect Future Results

From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include:

•	changes and/or cyclicality in the aerospace industry;

•	governmental regulation and oversight in the aerospace industry;

•	levels of competition in the aerospace industry;

•	the impact of terrorism and war on airline travel and the airline industry;

•	our ability to meet future capital requirements;

•	loss of a significant customer;

•	risks associated with fixed-price contracts;

•	costs associated with product liability and warranty claims;

•	risks associated with our international operations;

•	changes in environmental or other applicable governmental regulations;

•	reduction in military and/or defense spending and risks associated with government contracts;

•	changes in our relationship with our employees;

•	availability of essential materials used in our products;

•	risks associated with protection of our intellectual property rights;

•	the other factors described in Argo-Tech’s annual report on Form 10-K for the year ended October 30, 2004; and

•	other unforeseen circumstances.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At January 29, 2005, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $14.6 million calculated, at Argo-Tech’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of January 29, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.

(c) Section 404 of the Sarbanes-Oxley Act requires management to report on, and its independent auditors to attest to, Argo-Tech’s internal control over financial reporting in its annual report, beginning with the annual report for Argo-Tech’s fiscal year ending October 28, 2006. Argo-Tech is actively continuing its ongoing internal process of documenting, testing and evaluating the effectiveness of its internal control over financial reporting utilizing outside assistance.

PART II - OTHER INFORMATION

Item 6 - Exhibits

(a)	First Amendment, dated as of January 19, 2005, to the Third Amended and Restated Credit Agreement, dated as of June 23, 2004, by and among Argo-Tech Corporation, AT Holdings Corporation, National City Bank, as administrative agent and an issuing bank, JPMorgan Chase Bank, as an issuing bank with respect to existing letters of credit issued thereunder and the other lenders signatory thereto (incorporated by reference to Exhibit 10.1 of Argo-Tech’s current report on Form 8-K filed on January 21, 2005).

(b)	Exhibit 31.1 – Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 31.2 – Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(d)	Exhibit 32 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2005	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair
Frances S. St. Clair
Executive Vice President and Chief
Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad
Paul A. Sklad
Controller
(Principal Accounting Officer)