Form 10-Q
period 2005-04-30
ARGO TECH CORP
filed 2005-06-09
CIK 1047837

  SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

  FORM 10-Q

  (Mark One)

  ☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended April 30, 2005, or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.

As of June 1, 2005, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1 – Financial Statements
Consolidated Balance Sheets as of April 30, 2005 and October 30, 2004	3
Consolidated Statements of Net Income for the 26 week period and 13 week period ended April 30, 2005 and the 27 week period and 13 week period ended May 1, 2004	4
Consolidated Statements of Cash Flows for the 26 week period ended April 30, 2005 and the 27 week period ended May 1, 2004	5
Notes to Consolidated Financial Statements	6 - 11
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 18
Item 3 - Quantitative and Qualitative Disclosure about Market Risk	18
Item 4 – Controls and Procedures	18
PART II — OTHER INFORMATION
Item 6 – Exhibits	19
Signature	20
Certifications	21 - 23
EXHIBIT 31.1 CERTIFICATION
EXHIBIT 31.2 CERTIFICATION
EXHIBIT 32 CERTIFICATION

PART I — FINANCIAL INFORMATION

ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND OCTOBER 30, 2004
(In thousands, except share data)

	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,607	$15,857
Receivables, net	34,593	29,013
Income tax receivable	973	1,203
Inventories, net	35,803	28,557
Deferred income taxes and prepaid expenses	8,076	6,245

Total current assets	86,052	80,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,222	23,213

GOODWILL	110,059	110,059

INTANGIBLE ASSETS, net of accumulated amortization	29,795	31,502

DEFERRED FINANCING AND OTHER ASSETS	8,012	8,613

Total Assets	$257,140	$254,262

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	9,028	9,396
Accrued liabilities	31,053	28,766

Total current liabilities	40,831	38,912

LONG-TERM DEBT, net of current maturities	263,688	264,063

OTHER NONCURRENT LIABILITIES	21,520	21,306

Total liabilities	326,039	324,281

REDEEMABLE ESOP STOCK	37,163	40,957

SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(3,276)	(3,315)
Accumulated deficit	(102,786)	(107,661)

Total shareholder’s equity/(deficiency)	(106,062)	(110,976)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$257,140	$254,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF NET INCOME

(In thousands)
UNAUDITED

	26 week	27 week
	period ended	period ended	13 week periods ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net revenues	$99,601	$91,836	$52,207	$47,399
Cost of revenues	56,638	53,558	29,830	26,725

Gross profit	42,963	38,278	22,377	20,674

Selling, general and administrative	16,799	13,980	9,973	7,331
Research and development	6,533	5,715	3,807	3,332
Amortization of intangible assets	1,707	1,707	853	853

Operating expenses	25,039	21,402	14,633	11,516

Income from operations	17,924	16,876	7,744	9,158
Interest expense	12,570	10,505	6,293	5,082
Other, net	(25)	(12)	(49)	(8)

Income before income taxes	5,379	6,383	1,500	4,084

Income tax provision	1,467	2,070	407	1,395

Net income	$3,912	$4,313	$1,093	$2,689

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 26 WEEK PERIOD ENDED APRIL 30, 2005 AND THE 27 WEEK PERIOD ENDED MAY 1, 2004
(In thousands)
UNAUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,912	$4,313
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,762	1,924
Amortization of intangible assets and deferred financing costs	2,285	2,903
Accretion of bond discount	—	163
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	2,520	1,260
Compensation expense recognized in connection with ESOP excess benefit plan	150	—
Deferred income taxes	(1,945)	(970)

Changes in operating assets and liabilities:
Receivables	(5,350)	(147)
Inventories	(7,246)	(684)
Prepaid expenses	(977)	(600)
Accounts payable	(347)	(2,034)
Accrued and other liabilities	3,591	2,366
Other, net	32	84

Net cash provided by / (used in) operating activities	(1,613)	8,578

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,771)	(686)

Net cash used in investing activities	(1,771)	(686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(375)	(6,000)
Purchase of AT Holdings stock from former ESOP participants	(3,795)	(566)
Dividend	(1,696)	—

Net cash used in financing activities	(5,866)	(6,566)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	(9,250)	1,326
Balance, Beginning of period	15,857	14,057

Balance, End of period	$6,607	$15,383

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEK PERIOD ENDED APRIL 30, 2005 AND THE 27 WEEK PERIOD ENDED
MAY 1, 2004 (Unaudited)

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

2. UNAUDITED FINANCIAL INFORMATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 2004. The results of operations for the 13 and 26 week periods ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year.

3. INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	April 30,	October 30,
	2005	2004
Finished goods	$2,765	$2,686
Work-in-process and purchased parts	23,062	17,867
Raw materials and supplies	13,923	11,872

Total	39,750	32,425
Reserve for excess and obsolete inventory	(3,947)	(3,868)

Inventories — net	$35,803	$28,557

4. INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	April 30, 2005		October 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$17,100	$12,971	$17,100	$12,115
Spare parts annuity	38,200	12,736	38,200	11,896
Patents	387	185	387	174

Total	$55,687	$25,892	$55,687	$24,185

Amortization expense recorded on the intangible assets for the 13 week periods ended April 30, 2005 and May 1, 2004 was $0.9 million and for the 26 week period ended April 30, 2005 and the 27 week period ended May 1, 2004 was $1.7 million. The estimated amortization expense for each of fiscal years 2005 and 2006 is $3.4 million, for fiscal year 2007 is $3.3 million and for each of fiscal years 2008 and 2009 is $1.7 million. The intangible asset “Spare parts annuity” is the result of customer relationships that have been developed by supplying spare parts to our aftermarket customers. The weighted-average amortization period for contracts is 10 years, 26 years for spare parts annuity and 15 years for patents.

5. PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 26 week period ended April 30, 2005 and the 27 week period ended May 1, 2004 (in thousands):

	2005	2004
Beginning balance	$2,084	$2,130
Accruals for warranties issued		160
Accruals for pre-existing warranties (including changes in estimate)	453	553
Warranty claims settled	(323)	(462)

Ending balance	$2,214	$2,381

6. EMPLOYEE BENEFIT PLANS

The Company has two noncontributory defined benefit pension plans, one for qualifying hourly employees and a second for salaried employees. The salaried employee plan provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits under this plan was terminated in connection with the formation of the Employee Stock Ownership Plan (ESOP). The hourly employee plan provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

A summary of the components of net periodic benefit cost for the two pension plans is as follows (in thousands):

	26 week	27 week	13 week	13 week
	period ended	period ended	period ended	period ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost	$183	$140	$94	$70
Interest cost	685	662	342	331
Expected return on plan assets	(930)	(878)	(465)	(439)
Net amortization and deferral	215	174	104	87
Curtailment charge	369	—	369	—
Termination benefits	58	—	58	—

Net periodic pension cost	$580	$98	$502	$49

Argo-Tech expects to contribute $132,000 to the hourly employee pension plan in 2005. As of April 30, 2005, no contributions have been made.

In addition, the Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded. A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	26 week	27 week	13 week	13 week
	period ended	period ended	period ended	period ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Service cost	$121	$93	$71	$43
Interest cost	441	455	218	213
Net amortization and deferral	70	88	27	23

Net periodic postretirement benefit cost	$632	$636	$316	$279

7.	CONTINGENCIES

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

Argo-Tech operates in two business segments: Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, and maintenance, repair and overhaul (MRO) of aviation products, consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of ground fueling valves and related components, specialty industrial hose, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities.

Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.

The following table presents revenues and other financial information by business segment (in thousands):

13 Week Period Ended April 30, 2005

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$38,189	$14,018	$—	$52,207

Operating profit (loss)	9,115	1,471	(1,989)	8,597
Amortization of intangible assets				853

Income from operations				7,744
Interest expense				6,293
Other, net				(49)

Income before income taxes				$1,500

Capital expenditures	676	354		1,030
Depreciation	502	297	92	891
Compensation expense recognized in connection with employee stock ownership plan	1,165	95		1,260

13 Week Period Ended May 1, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$35,076	$12,323	$—	$47,399

Operating profit (loss)	9,932	156	(77)	10,011
Amortization of intangible assets				853

Income from operations				9,158
Interest expense				5,082
Other, net				(8)

Income before income taxes				$4,084

Capital expenditures	140	142	—	282
Depreciation	544	307	100	951
Compensation expense recognized in connection with employee stock ownership plan	879	119	—	998

26 Week Period Ended April 30, 2005

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$74,623	$24,978	$—	$99,601

Operating profit (loss)	19,099	2,587	(2,055)	19,631
Amortization of intangible assets				1,707

Income from operations				17,924
Interest expense				12,570
Other, net				(25)

Income before income taxes				$5,379

Capital expenditures	1,109	662		1,771
Depreciation	993	586	183	1,762
Compensation expense recognized in connection with employee stock ownership plan	2,331	189		2,520

27 Week Period Ended May 1, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$65,942	$25,894	$—	$91,836

Operating profit (loss)	18,113	631	(161)	18,583
Amortization of intangible assets				1,707

Income from operations				16,876
Interest expense				10,505
Other, net				(12)

Income before income taxes				$6,383

Capital expenditures	498	188		686
Depreciation	1,108	616	200	1,924
Compensation expense recognized in connection with employee stock ownership plan	1,110	150		1,260

9.	OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	26 week	27 week	13 week	13 week
	period ended	period ended	period ended	period ended
	April 30, 2005	May 1, 2004	April 30, 2005	May 1, 2004
Net income	$3,912	$4,313	$1,093	$2,689
Other comprehensive income (loss):
Foreign currency translation adjustment	39	76	(21)	(5)

Other comprehensive income (loss) before tax	39	76	(21)	(5)
Income tax benefit related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	39	76	(21)	(5)

Comprehensive income	$3,951	$4,389	$1,072	$2,684

10.	NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, “Inventory Costs,” which is an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing.” This statement clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The provisions of this statement become effective for the Company’s fiscal year beginning October 30, 2005. Management has not determined the impact, if any, that this statement will have on Argo-Tech’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt the provisions of this statement for the Company’s fiscal year beginning October 30, 2005 using the modified prospective method. Management believes the adoption of this statement will not have a material effect on Argo-Tech’s consolidated financial position or results of operations.

11.	RECENT EVENTS

On March 1, 2005, the Company granted 45,200 Stock Appreciation Rights (“SARs”) to certain full-time employees of Argo-Tech and its subsidiaries. Our directors and executive officers do not participate in the plan. The total number of SARs which may be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, cannot exceed 50,000, except to the extent of certain authorized adjustments. The SARs vest 33-1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR is determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control or ten years from the initial date, each SAR entitles the holder to a cash payment equal to the increase, if any, in the value of one share of AT Holdings Corporation common stock from the initial date to the date of payment. The granting of these SARs resulted in a non-cash compensation expense of $1.5 million in the 13 week and 26 week periods ended April 30, 2005.

The Company made available to certain qualifying hourly employees a special early retirement window that ended on April 1, 2005, under which 7 employees elected to retire early and receive an additional benefit under the hourly employee pension plan. The additional benefit resulted in a non-cash compensation expense of $0.4 million in the 13 week and 26 week periods ended April 30, 2005.

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

Export Sales

Substantially all of our export sales are denominated in U. S. dollars. Export sales for the 26 week period ended April 30, 2005 were $43.6 million. Sales to Europe were $24.3 million, sales to Pacific Rim countries were $14.5 million and sales to all other regions, individually less than 10%, were $4.8 million for the 26 week period ended April 30, 2005.

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

Pensions and post-retirement plan assumptions. We have two noncontributory defined benefit pension plans for qualifying hourly and salary employees and a postretirement health care benefit plan for qualifying hourly retirees and their dependents. We account for our defined benefit plans in accordance with SFAS No. 87, No. 106 and No. 132(R), which requires amounts recognized in the financial statements to be determined on an actuarial basis. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement benefit plan. The estimated cost and benefits of the noncontributory defined benefit pension plans and the postretirement health care plan are determined by an independent actuary using various actuarial assumptions, including, but not limited to, assumptions on demographic factors such as retirement, mortality and turnover. We have analyzed the rate of return on assets used and determined that this rate is reasonable based on the plans’ historical performance relative to the overall markets. The discount rate assumption is consistent with prior years and is based on changes in the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our benefit plan expenses would also change. An increase/decrease in the discount rate, assuming no other changes in the estimates, reduces/increases the amount of the accumulated benefit obligation and the related required expense.

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

Results of Operations for the 13 Week Period Ended April 30, 2005 Compared With the 13 Week Period Ended May 1, 2004

Net revenues for the 13 week period ended April 30, 2005 increased $4.8 million, or 10.1%, to $52.2 million from $47.4 million for the 13 week period ended May 1, 2004. This increase was primarily due to an increase in aerospace revenues of $3.1 million and an increase of $1.7 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $2.7 million of commercial aerospace revenues and $0.4 million of military revenues. Commercial OEM revenues increased $0.6 million, or 9.5%, to $6.9 million and commercial aftermarket revenues increased $2.1 million, or 13.1%, to $18.1 million in the 13 week period ended April 30, 2005. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in maintenance, repair and overhaul, or MRO, activities along with a slight increase in the demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket airframe components offset by a decrease in revenues related to airframe components on various OEM development programs, as more of these products moved from development into production. The $1.7 million increase in industrial revenues was primarily attributable to an increase in cryogenic pump revenues.

Aerospace gross profit for the 13 week period ended April 30, 2005 increased $1.0 million, or 6.0%, to $17.6 million from $16.6 million in the 13 week period ended May 1, 2004. The increase in gross profit is primarily attributable to the increase in higher margin commercial aerospace aftermarket revenues partially offset by an increase in non-cash compensation expense associated with the ESOP. Aerospace gross margin decreased to 46.0% for the 13 week period ended April 30, 2005 from 47.4% in the 13 week period ended May 1, 2004 primarily as a result of an increase in non-cash compensation expense associated with the ESOP. Industrial gross profit for the 13 week period ended April 30, 2005 increased $0.8 million, or 19.5%, to $4.9 million from $4.1 million in the 13 week period ended May 1, 2004. Industrial gross margin increased to 34.9% in the 13 week period ended April 30, 2005 from 33.3% in the 13 week period ended May 1, 2004. The increase in gross profit and gross margin was primarily attributable to an increase in revenues, and a decrease in manufacturing costs, for our cryogenic pump products.

Operating expenses for the 13 week period ended April 30, 2005 increased $3.1 million, or 27.0%, to $14.6 million from $11.5 million in the 13 week period ended May 1, 2004. This increase is primarily attributable to an increase of $2.7 million in selling, general and administrative expenses and $0.5 million in research and development expenses. The increase in selling, general and administrative expense is primarily related to an increase in non-cash compensation expenses associated with our stock appreciation rights plan, the ESOP and an early retirement program for hourly employees. The stock appreciation rights plan and hourly early retirement expenses were recorded in our Corporate business segment. The increase in research and development expenses is due to a decrease in customer paid development expenses. Operating expenses as a percent of revenues increased to 28.0% for the 13 week period ended April 30, 2005 as compared to 24.3% for the 13 week period ended May 1, 2004.

Income from operations for the 13 week period ended April 30, 2005 decreased $1.5 million, or 16.3%, to $7.7 million from $9.2 million in the 13 week period ended May 1, 2004. As a percent of revenues, income from operations for the 13 week period ended April 30, 2005 decreased to 14.8% from 19.4% for the 13 week period ended May 1, 2004. These decreases were primarily due to the increase in non-cash compensation expenses associated with our stock appreciation rights plan, the ESOP and an early retirement program for hourly employees and an increase in research and development expenses partially offset by increased sales of higher margin commercial aerospace aftermarket revenues, the increase in cryogenic pump revenues and a decrease in manufacturing costs for our cryogenic pump products.

Interest expense for the 13 week period ended April 30, 2005 increased $1.2 million, or 23.5%, to $6.3 million from $5.1 million in the 13 week period ended May 1, 2004 primarily due to the increase in interest expense on the $250.0 million of 9.25% senior notes issued in June 2004, which was partially offset by lower outstanding borrowings under our credit facility.

The income tax provision was $0.4 million for the 13 week period ended April 30, 2005 as compared to $1.4 million for the 13 week period ended May 1, 2004. This decrease is primarily due to a decrease in pre-tax income and a lower estimated effective tax rate in the current year.

Net income for the 13 week period ended April 30, 2005 decreased $1.6 million to $1.1 million from $2.7 million for the 13 week period ended May 1, 2004, primarily due to the revenue and expense factors discussed above.

Results of Operations for the 26 Week Period Ended April 30, 2005 Compared With the 27 Week Period Ended May 1, 2004

Net revenues for the 26 week period ended April 30, 2005 increased $7.8 million, or 8.5%, to $99.6 million from $91.8 million for the 27 week period ended May 1, 2004. This increase was primarily due to an increase in aerospace revenues of $8.7 million offset by a decrease of $0.9 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $8.9 million of commercial aerospace revenues and a decrease of $0.2 million in military revenues. Commercial OEM revenues increased $1.6 million, or 14.5%, to $12.6 million and commercial aftermarket revenues increased $7.3 million, or 25.3%, to $36.1 million in the 26 week period ended April 30, 2005. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to an increase in MRO services along with an increase in demand for spare parts. Military revenues decreased primarily due to a reduction in revenues related to OEM airframe development programs, partially offset by an increase in OEM and aftermarket main engine fuel pump revenues and OEM airframe components, as more of the airframe components moved from development into production. The $0.9 million decrease in industrial revenues was primarily attributable to a decrease in cryogenic pump and business park revenues, offset by a slight increase in ground fueling revenues.

Aerospace gross profit for the 26 week period ended April 30, 2005 increased $3.6 million, or 11.8%, to $34.1 million from $30.5 million in the 27 week period ended May 1, 2004. The increase in gross profit is primarily attributable to an increase in sales of higher margin commercial aerospace aftermarket products, partially offset by a slight increase in manufacturing costs and non-cash compensation expense associated with the ESOP. Aerospace gross margin decreased to 45.7% for the 26 week period ended April 30, 2005 from 46.3% in the 27 week period ended May 1, 2004 primarily as a result of an increase in manufacturing costs and non-cash compensation expense associated with the ESOP partially offset by an increase in sales of higher margin commercial aerospace aftermarket products. Industrial gross profit for the 26 week period ended April 30, 2005 increased $1.1 million, or 13.9%, to $9.0 million from $7.9 million in the 27 week period ended May 1, 2004. Industrial gross margin increased to 36.0% in the 26 week period ended April 30, 2005 from 30.5% in the 27 week period ended May 1, 2004. The increase in gross profit and gross margin is primarily attributable to improved margins, and a decrease in manufacturing costs, for our cryogenic pump products.

Operating expenses for the 26 week period ended April 30, 2005 increased $3.6 million, or 16.8%, to $25.0 million from $21.4 million in the 27 week period ended May 1, 2004. This increase is primarily due to an increase in selling, general and administrative expenses of $2.8 million and research and development expenses of $0.8 million. The increase in selling, general and administrative expense is primarily related to an increase in non-cash compensation expenses associated with our stock appreciation rights plan, the ESOP and an early retirement program for hourly employees. The stock appreciation rights plan and hourly early retirement expenses were recorded in our Corporate business segment. The increase in research and development expenses is due to a decrease in customer paid development expenses. Operating expenses as a percent of revenues increased to 25.1% for the 26 week period ended April 30, 2005 as compared to 23.3% for the 27 week period ended May 1, 2004.

Income from operations for the 26 week period ended April 30, 2005 increased $1.0 million, or 5.9%, to $17.9 million from $16.9 million in the 27 week period ended May 1, 2004. As a percent of revenues, income from operations for the 26 week period ended April 30, 2005 decreased to 18.0% from 18.4% for the 27 week period ended May 1, 2004. The increase in income was primarily due to the increased sales of higher margin commercial aerospace aftermarket revenues and improved margins and reduced manufacturing costs on cryogenic pump products partially offset by the increase in non-cash compensation expenses associated with our stock appreciation rights plan, the ESOP and an early retirement program for our hourly employees, and an increase in research and development expenses.

Interest expense for the 26 week period ended April 30, 2005 increased $2.1 million, or 20.0%, to $12.6 million from $10.5 million in the 27 week period ended May 1, 2004 primarily due to the increase in interest expense on the $250.0 million of 9.25% senior notes issued in June 2004, which was partially offset by lower outstanding borrowings under our credit facility.

The income tax provision was $1.5 million for the 26 week period ended April 30, 2005 as compared to $2.1 million for the 27 week period ended May 1, 2004. This decrease is primarily due to a decrease in pre-tax income and a lower estimated effective tax rate in the current year.

Net income for the 26 week period ended April 30, 2005 decreased $0.4 million to $3.9 million from $4.3 million for the 27 week period ended May 1, 2004 primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources

Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.

Cash and cash equivalents for the 26 week period ended April 30, 2005 decreased $9.2 million to $6.6 million. This was primarily due to an increase in inventory, receivables and prepaid expenses in support of our manufacturing activities, capital expenditures, the purchase of AT Holdings stock from former ESOP participants, a dividend to AT Holdings for the development of a proprietary asset tracking technology and the scheduled repayment of our term loan, partially offset by an increase in operating income and an increase in accrued and other liabilities for the accrual of interest on our $250.0 million of 9.25% senior notes and the liability associated with stock appreciation rights.

Capital expenditures for the 26 week period ended April 30, 2005 totaled $1.8 million compared to $0.7 million for the 27 week period ended May 1, 2004. Argo-Tech expects to incur capital expenditures of approximately $2.7 million for the remainder of fiscal year 2005 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.

Long-term debt at April 30, 2005 consisted of $14.4 million principal amount of our term loan and $250.0 million of senior notes. Scheduled payments of $0.4 million were made on the term loan in the 26 week period ended April 30, 2005. Our amended and restated senior credit facility provides for a $30.0 million five-year revolving credit facility and a $15.0 million five-year term loan facility. At April 30, 2005, Argo-Tech has available, after $6.8 million in letters of credit, a $23.2 million revolving credit facility. As of April 30, 2005, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of April 30, 2005, are as follows (in millions):

						2010 and
	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Term loan facility	$0.4	$0.7	$0.7	$6.7	$6.0	$—	$14.5
9-1/4% senior notes						250.0	250.0
Operating leases	0.3	0.3	0.2	0.1			0.9
Other long-term obligations (2)	11.7	23.7	24.4	23.5	23.2	46.2	152.7

Total contractual cash obligations	$12.4	$24.7	$25.3	$30.3	$29.2	$296.2	$418.1

(1)	–	Contractual obligations for the remainder of fiscal 2005.

(2)	–	Represents interest payments on the senior notes and estimated funding for retirement and other post-employment benefits. Interest on the term loan facility is excluded as it is not fixed and determinable.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At April 30, 2005, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $14.4 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

ITEM 4.

CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 6 — Exhibits

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

Date: June 9, 2005	ARGO-TECH CORPORATION

By:	/s/	Frances S. St. Clair

Frances S. St. Clair
Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/	Paul A. Sklad

Paul A. Sklad
Controller
(Principal Accounting Officer)