Form 10-Q
period 2005-07-30
ARGO TECH CORP
filed 2005-09-13
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2005, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.
As of September 1, 2005, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

INDEX

Page No.
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Consolidated Balance Sheets as of July 30, 2005 and October 30, 2004	3

Consolidated Statements of Net Income (Loss) for the 39 week period and 13 week period ended July 30, 2005 and the 40 week period and 13 week period ended July 31, 2004	4

Consolidated Statements of Cash Flows for the 39 week period ended July 30, 2005 and the 40 week period ended July 31, 2004	5

Notes to Consolidated Financial Statements	6 - 11

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 18

Item 3 — Quantitative and Qualitative Disclosure about Market Risk	18

Item 4 — Controls and Procedures	19

PART II — OTHER INFORMATION

Item 5 — Other information	19

Item 6 — Exhibits	19 - 20

Signature	21

Certifications	22 - 24
EX-10.1 Amendment to Employment Agreement-Lipscomb
EX-10.2 Amendment to Employment Agreement-Keen
EX-10.3 Collat. Assign. Split Dollar Ins. Agree-Lipscomb
EX-10.4 Collat. Assign. Split Dollar Ins. Agree-Keen
EX-10.5 Collat. Assign. Split Dollar Ins. Agree-St.Clair
EX-10.6 Nonqual. Deferred Comp. Agree.-St. Clair
EX-31.1 Cert
EX-31.2 Cert
EX-32 Cert

PART I — FINANCIAL INFORMATION
ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED BALANCE SHEETS
JULY 30, 2005 AND OCTOBER 30, 2004
(In thousands, except share data)

	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,679	$15,857
Receivables, net	35,107	29,013
Income tax receivable	973	1,203
Inventories, net	35,738	28,557
Deferred income taxes and prepaid expenses	7,784	6,245

Total current assets	83,281	80,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	23,685	23,213

GOODWILL	110,059	110,059

INTANGIBLE ASSETS, net of accumulated amortization	28,942	31,502

DEFERRED FINANCING AND OTHER ASSETS	7,744	8,613

Total Assets	$253,711	$254,262

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	8,768	9,396
Accrued liabilities	26,223	28,766

Total current liabilities	35,741	38,912

LONG-TERM DEBT, net of current maturities	263,500	264,063

OTHER NONCURRENT LIABILITIES	20,866	21,306

Total liabilities	320,107	324,281

REDEEMABLE ESOP STOCK	37,163	40,957

SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	—	—
Accumulated comprehensive loss	(3,354)	(3,315)
Accumulated deficit	(100,205)	(107,661)

Total shareholder’s equity/(deficiency)	(103,559)	(110,976)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$253,711	$254,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF NET INCOME/(LOSS)
(In thousands)
UNAUDITED

	39 week	40 week
	period ended	period ended	13 week periods ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net revenues	$153,395	$137,388	$53,794	$45,552
Cost of revenues	88,379	78,990	31,741	25,432

Gross profit	65,016	58,398	22,053	20,120

Selling, general and administrative	25,436	21,441	8,637	7,461
Research and development	9,786	8,682	3,253	2,967
Amortization of intangible assets	2,560	2,560	853	853

Operating expenses	37,782	32,683	12,743	11,281

Income from operations	27,234	25,715	9,310	8,839
Interest expense	18,908	15,995	6,338	5,490
Debt extinguishment expense	—	12,961	—	12,961
Other, net	(1)	(10)	24	2

Income/(loss) before income taxes	8,327	(3,231)	2,948	(9,614)

Income tax provision/(benefit)	2,283	(369)	816	(2,439)

Net income/(loss)	$6,044	$(2,862)	$2,132	$(7,175)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE 39 WEEK PERIOD ENDED JULY 30, 2005 AND THE 40 WEEK PERIOD ENDED JULY 31, 2004
(In thousands)
UNAUDITED

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$6,044	$(2,862)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation	2,673	2,849
Amortization of intangible assets and deferred financing costs	3,427	4,248
Accretion of bond discount	—	219
Debt extinguishment expense	—	12,961
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	3,780	1,890
Compensation expense recognized in connection with ESOP excess benefit plan	225	—
Deferred income taxes	(2,410)	(1,520)

Changes in operating assets and liabilities:
Receivables	(5,864)	371
Inventories	(7,181)	(2,924)
Prepaid expenses	(763)	(412)
Accounts payable	(628)	(616)
Accrued and other liabilities	(1,349)	3,561
Other, net	(46)	21

Net cash provided by/(used in) operating activities	(2,092)	17,786

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,145)	(1,035)

Net cash used in investing activities	(3,145)	(1,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of senior subordinated notes	—	(200,571)
Sale of senior notes	—	250,000
Borrowing of long term debt	—	15,000
Repayment of long-term debt	(562)	(25,850)
Payment of financing related fees	—	(7,500)
Purchase of AT Holdings stock from former ESOP participants	(3,797)	(566)
Dividend to AT Holdings	(2,582)	(57,734)

Net cash used in financing activities	(6,941)	(27,221)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(12,178)	(10,470)
Balance, Beginning of period	15,857	14,057

Balance, End of period	$3,679	$3,587

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 39 WEEK PERIOD ENDED JULY 30, 2005 AND THE 40 WEEK PERIOD ENDED
JULY 31, 2004 (Unaudited)
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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 2004. The results of operations for the 13 and 39 week periods ended July 30, 2005 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. Inventories consist of the following (in thousands):

	July 30,	October 30,
	2005	2004
Finished goods	$2,700	$2,686
Work-in-process and purchased parts	23,448	17,867
Raw materials and supplies	13,670	11,872

Total	39,818	32,425
Reserve for excess and obsolete inventory	(4,080)	(3,868)

Inventories — net	$35,738	$28,557

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	July 30, 2005		October 30, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$17,100	$13,397	$17,100	$12,115
Spare parts annuity	38,200	13,156	38,200	11,896
Patents	387	192	387	174

Total	$55,687	$26,745	$55,687	$24,185

Amortization expense recorded on the intangible assets for the 13 week periods ended July 30, 2005 and July 31, 2004 was $0.9 million and for the 39 week period ended July 30, 2005 and the 40 week period ended July 31, 2004 was $2.6 million. The estimated amortization expense for each of fiscal years 2005 and 2006 is $3.4 million, for fiscal year 2007 is $3.3 million and for each of fiscal years 2008 and 2009 is $1.7 million. The intangible asset “Spare parts annuity” is the result of customer relationships that have been developed by supplying spare parts to our aftermarket customers. The weighted-average amortization period for contracts is 10 years, 26 years for spare parts annuity and 15 years for patents.
5.	PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 39 week period ended July 30, 2005 and the 40 week period ended July 31, 2004 (in thousands):

	2005	2004
Beginning balance	$2,084	$2,130
Accruals for pre-existing warranties (including changes in estimate)	703	982
Warranty claims settled	(640)	(592)

Ending balance	$2,147	$2,520

6.	EMPLOYEE BENEFIT PLANS

Argo-Tech has two noncontributory defined benefit pension plans, one for qualifying hourly employees and a second for qualifying salaried employees. The salaried employee plan provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits under this plan was terminated in connection with the formation of the Employee Stock Ownership Plan (ESOP). The hourly employee plan provides benefits of stated amounts for each year of service. Argo-Tech’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations.

A summary of the components of net periodic benefit cost for the pension plans is as follows (in thousands):

	39 week	40 week	13 week	13 week
	period ended	period ended	period ended	period ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$277	$209	$94	$70
Interest cost	1,034	993	349	331
Expected return on plan assets	(1,399)	(1,317)	(469)	(439)
Net amortization and deferral	312	261	97	87
Curtailment charge	369	—	—	—
Termination benefits	58	—	—	—

Net periodic pension cost	$651	$146	$71	$49

Argo-Tech contributed $132,000 to the hourly pension plan in 2005. No further contributions are scheduled to be made in 2005.
In addition, Argo-Tech provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded. A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	39 week	40 week	13 week	13 week
	period ended	period ended	period ended	period ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Service cost	$181	$136	$60	$43
Interest cost	662	668	221	213
Net amortization and deferral	105	111	35	23

Net periodic postretirement benefit cost	$948	$915	$316	$279

7.	CONTINGENCIES

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
The following table presents revenues and other financial information by business segment (in thousands):
13 Week Period Ended July 30, 2005

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$38,125	$15,669	$—	$53,794

Operating profit (loss)	9,345	1,406	(588)	10,163
Amortization of intangible assets				853

Income from operations				9,310
Interest expense				6,338
Other, net				24

Income before income taxes				$2,948

Capital expenditures	890	484	—	1,374
Depreciation	493	327	91	911
Compensation expense recognized in connection with employee stock ownership plan	1,166	94	—	1,260
13 Week Period Ended July 31, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$34,394	$11,158	$—	$45,552

Operating profit (loss)	9,248	517	(73)	9,692
Amortization of intangible assets				853

Income from operations				8,839
Interest expense				5,490
Debt extinguishment expense				12,961
Other, net				2

Loss before income taxes				$(9,614)

Capital expenditures	183	166	—	349
Depreciation	521	304	100	925
Compensation expense recognized in connection with employee stock ownership plan	553	77	—	630

39 Week Period Ended July 30, 2005

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$112,748	$40,647	$—	$153,395

Operating profit (loss)	28,444	3,993	(2,643)	29,794
Amortization of intangible assets				2,560

Income from operations				27,234
Interest expense				18,908
Other, net				(1)

Income before income taxes				$8,327

Capital expenditures	1,999	1,146		3,145
Depreciation	1,486	913	274	2,673
Compensation expense recognized in connection with employee stock ownership plan	3,497	283		3,780
40 Week Period Ended July 31, 2004

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$100,591	$36,797	$—	$137,388

Operating profit (loss)	27,136	1,373	(234)	28,275
Amortization of intangible assets				2,560

Income from operations				25,715
Interest expense				15,995
Debt extinguishment expense				12,961
Other, net				(10)

Loss before income taxes				$(3,231)

Capital expenditures	681	354		1,035
Depreciation	1,629	920	300	2,849
Compensation expense recognized in connection with employee stock ownership plan	1,663	227		1,890
9.	OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	39 week	40 week	13 week	13 week
	period ended	period ended	period ended	period ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income (loss)	$6,044	$(2,862)	$2,132	$(7,175)
Other comprehensive income (loss):
Foreign currency translation adjustment	(39)	14	(78)	(62)

Other comprehensive income (loss) before tax	(39)	14	(78)	(62)
Income tax related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(39)	14	(78)	(62)

Comprehensive income (loss)	$6,005	$(2,848)	$2,054	$(7,237)

10.	NEW ACCOUNTING STANDARDS

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

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Argo-Tech will adopt the provisions of this statement for the Company’s fiscal year beginning October 30, 2005 using the modified prospective method. Management believes the adoption of this statement will not have a material effect on Argo-Tech’s consolidated financial position or results of operations.

11.	RECENT EVENTS

On March 1, 2005, Argo-Tech granted 45,200 Stock Appreciation Rights (“SARs”) to certain full-time employees of Argo-Tech and its subsidiaries. Our directors and executive officers do not participate in the plan. The total number of SARs which may be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, cannot exceed 50,000, except to the extent of certain authorized adjustments. The SARs vest 33-1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR is determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control or ten years from the initial date, each SAR entitles the holder to a cash payment equal to the increase, if any, in the value of one share of AT Holdings Corporation common stock from the initial date to the date of payment. The granting of these SARs resulted in a non-cash compensation expense of $0.5 million and $2.0 in the 13 week and 39 week periods ended July 30, 2005, respectively.

Argo-Tech made available to certain qualifying hourly employees a special early retirement window that ended on April 1, 2005, under which 7 employees elected to retire early and receive an additional benefit under the hourly employee pension plan. The additional benefit resulted in a non-cash compensation expense of $0.4 million in the 39 week period ended July 30, 2005.

12.	SUBSEQUENT EVENT

On September 13, 2005, the Company and AT Holdings Corporation, the parent corporation of the Company (“AT Holdings”), entered into an agreement (the “Merger Agreement”) with V.G.A.T. Investors, LLC (“VGAT”) pursuant to which a wholly-owned subsidiary of VGAT would merge (the “Merger”) with and into AT Holdings. The members of V.G.A.T. include Greenbriar Equity Group, LLC and Vestar Capital Partners IV, L.P. Michael S. Lipscomb, the Company’s Chairman, President and Chief Executive Officer, will continue with the Company, along with other members of the Company’s current management.

Under the terms of the Merger Agreement, existing AT Holdings stockholders will be entitled to receive a cash payment in exchange for their AT Holdings common stock. Under the Merger Agreement, VGAT has agreed to purchase AT Holdings for $173,000,000, subject to certain adjustments. The exact amount per share in cash that each AT Holdings stockholder, option holder and warrant holder will be entitled to receive in the Merger will not be determinable until just prior to closing of the Merger, because the amount of certain adjustments will not be known until such time.

This quarterly report on Form 10-Q relates only to Argo-Tech Corporation and its direct and indirect subsidiaries prior to consummation of the Merger. The Merger is expected to close in the fourth quarter 2005 and is subject to satisfaction or waiver of, among other conditions, approval by the stockholders of AT Holdings, waiver by the holders of at least 90% of the Company’s outstanding 9.25% Senior Notes of their right under the related indenture to require the Company to repurchase such notes in connection with the Merger, and the receipt of other related financing, as well as regulatory approvals and other customary closing conditions. As a result, there can be no assurances that the Merger will be completed or as to the timing thereof.

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
The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.
Export Sales
Substantially all of our export sales are denominated in U. S. dollars. Export sales for the 39 week period ended July 30, 2005 were $63.4 million. Sales to Europe were $39.0 million, sales to Pacific Rim countries were $20.6 million and sales to all other regions, individually less than 10%, were $3.8 million for the 39 week period ended July 30, 2005.
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
Pensions and post-retirement plan assumptions. We have two noncontributory defined benefit pension plans for qualifying hourly and salary employees and a postretirement health care benefit plan for qualifying hourly retirees and their dependents. We account for our defined benefit plans in accordance with SFAS No. 87, No. 106 and No. 132(R), which requires amounts recognized in the financial statements to be determined on an actuarial basis. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement health care benefit plan. The estimated cost and benefits of the noncontributory defined benefit pension plans and the postretirement health care plan are determined by an independent actuary using various actuarial assumptions, including, but not limited to, assumptions on demographic factors such as retirement, mortality and turnover. We have analyzed the rate of return on assets used and determined that this rate is reasonable based on the plans’ historical performance relative to the overall markets. The discount rate assumption is consistent with prior years and is based on changes in the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our benefit plan expenses would also change. An increase/decrease in the discount rate, assuming no other changes in the estimates, reduces/increases the amount of the accumulated benefit obligation and the related required expense.

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
Results of Operations for the 13 Week Period Ended July 30, 2005 Compared With the 13 Week Period Ended July 31, 2004
Net revenues for the 13 week period ended July 30, 2005 increased $8.3 million, or 18.2%, to $53.8 million from $45.5 million for the 13 week period ended July 31, 2004. This increase was primarily due to an increase in aerospace revenues of $3.8 million and an increase of $4.5 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $1.9 million of commercial aerospace revenues and $1.9 million of military revenues. Commercial OEM revenues increased $1.1 million, or 19.0%, to $6.9 million and commercial aftermarket revenues increased $0.8 million, or 4.7%, to $17.9 million in the 13 week period ended July 30, 2005. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in maintenance, repair and overhaul, or MRO, activities offset by a slight decrease in the demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket airframe components partially offset by a decrease in revenues related to airframe components on various OEM development programs, as more of these products moved from development into production. The $4.5 million increase in industrial revenues was primarily attributable to an increase of $3.7 million in cryogenic pump revenues and $0.8 million in ground fueling revenues.
Aerospace gross profit for the 13 week period ended July 30, 2005 increased $1.1 million, or 6.8%, to $17.2 million from $16.1 million in the 13 week period ended July 31, 2004. The increase in gross profit is primarily attributable to an increase in commercial aerospace and military revenues partially offset by an increase in non-cash compensation expense associated with the ESOP. Aerospace gross margin decreased to 45.1% for the 13 week period ended July 30, 2005 from 47.4% in the 13 week period ended July 31, 2004 primarily as a result of an increase in non-cash compensation expense associated with the ESOP. Industrial gross profit for the 13 week period ended July 30, 2005 increased $1.0 million, or 25.0%, to $5.0 million from $4.0 million in the 13 week period ended July 31, 2004. The increase in gross profit is primarily attributable to an increase in ground fueling and cryogenic pump revenues. Industrial gross margin decreased to 31.5% in the 13 week period ended July 30, 2005 from 34.8% in the 13 week period ended July 31, 2004. The decrease in gross margin was primarily attributable to an increase in lower margin cryogenic pump revenues partially offset by a favorable mix of higher margin ground fueling revenues.
Operating expenses for the 13 week period ended July 30, 2005 increased $1.4 million, or 12.4%, to $12.7 million from $11.3 million in the 13 week period ended July 31, 2004. This increase is primarily attributable to an increase of $1.1 million in selling, general and administrative expenses related to an increase in non-cash compensation expenses associated with our stock appreciation rights plan and the ESOP. Research and development expenses increased $0.3 million due to a decrease in customer paid development expenses. Operating expenses as a percentage of revenues decreased to 23.6% for the 13 week period ended July 30, 2005 as compared to 24.8% for the 13 week period ended July 31, 2004.
Income from operations for the 13 week period ended July 30, 2005 increased $0.5 million, or 5.7%, to $9.3 million from $8.8 million in the 13 week period ended July 31, 2004. The increase in income from operations was primarily due to increased sales of commercial aerospace and military revenues, the increase in ground fueling revenues and an increase in cryogenic pump revenues, partially offset by an increase in non-cash compensation expenses associated with our stock appreciation rights plan and ESOP and an increase in research and development expenses. As a percentage of revenues, income from operations for the 13 week period ended July 30, 2005 decreased to 17.3% from 19.3% for the 13 week period ended July 31, 2004 primarily attributable to lower margin cryogenic pump revenues and an increase in non-cash compensation expense associated with our stock appreciation rights plan and ESOP partially offset by a favorable mix of higher margin ground fueling revenues.
Interest expense for the 13 week period ended July 30, 2005 increased $0.9 million, or 16.4%, to $6.4 million from $5.5 million in the 13 week period ended July 31, 2004 primarily due to the increase in borrowing and interest rate related to the $250.0 million of 9.25% senior notes issued in June 2004, which was partially offset by lower outstanding borrowings under our credit facility.
Debt extinguishment expense of $12.9 million was incurred in the 13 week period ended July 31, 2004 in connection with refinancing transactions completed in June 2004. This expense was comprised of (1) the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8.625% senior subordinated notes and the amendment and restatement of our credit agreement, (2) $5.5 million in tender, consent and redemption fees associated with the refinancing of the 8.625% senior subordinated notes and (3) the recognition of the remaining accretion of $1.3 million on a portion of the 8.625% senior subordinated notes that were issued at a discount.
Income tax expense was $0.8 million for the 13 week period ended July 30, 2005 as compared to a benefit of $2.4 million for the 13 week period ended July 31, 2004. The increase in expense is primarily due to the increase in pre-tax income due to the non-recurrence of debt extinguishment expenses and a higher estimated effective tax rate in the current year.
Net income for the 13 week period ended July 30, 2005 increased $9.3 million to $2.1 million from an expense of $7.2 million for the 13 week period ended July 31, 2004, primarily due to the revenue and expense factors discussed above.
Results of Operations for the 39 Week Period Ended July 30, 2005 Compared With the 40 Week Period Ended July 31, 2004
Net revenues for the 39 week period ended July 30, 2005 increased $16.0 million, or 11.6%, to $153.4 million from $137.4 million for the 40 week period ended July 31, 2004. This increase was primarily due to an increase in aerospace revenues of $12.1 million and a $3.9 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $10.4 million of commercial aerospace revenues and an increase of $1.7 million in military revenues. Commercial OEM revenues increased $2.4 million, or 14.5%, to $19.5 million and commercial aftermarket revenues increased $8.0 million, or 17.4%, to $54.0 million in the 39 week period ended July 30, 2005. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to an increase in MRO services along with an increase in demand for spare parts. Military revenues increased primarily due to an increase in OEM and aftermarket main engine and airframe component revenues, partially offset by a reduction in revenues related to OEM airframe development programs as more of the airframe components moved from development into production. Industrial revenues increased $3.9 million, primarily attributable to an increase in cryogenic pump and ground fueling revenues, offset by a slight decrease in business park revenues.
Aerospace gross profit for the 39 week period ended July 30, 2005 increased $4.6 million, or 10.0%, to $51.3 million from $46.7 million in the 40 week period ended July 31, 2004. The increase in gross profit is primarily attributable to an increase in sales of higher margin commercial aerospace aftermarket products, partially offset by a slight increase in manufacturing costs and non-cash compensation expense associated with the ESOP. Aerospace gross margin decreased to 45.5% for the 39 week period ended July 30, 2005 from 46.7% in the 40 week period ended July 31, 2004. The decrease in gross margin is primarily attributable to an increase in manufacturing costs and non-cash compensation expense associated with the ESOP, partially offset by an increase in sales of higher margin commercial aerospace aftermarket products. Industrial gross profit for the 39 week period ended July 30, 2005 increased $2.0 million, or 16.8%, to $13.9 million from $11.9 million in the 40 week period ended July 31, 2004, primarily as a result of improved margins, and a decrease in manufacturing costs, for our cryogenic pump products and an increase in ground fueling revenue. Gross margin increased to 34.2% in the 39 week period ended July 30, 2005 from 31.8% in the 40 week period ended July 31, 2004, primarily attributable to improved margins and a decrease in manufacturing costs for our cryogenic pump products.
Operating expenses for the 39 week period ended July 30, 2005 increased $5.1 million, or 15.6%, to $37.8 million from $32.7 million in the 40 week period ended July 31, 2004. This increase is primarily due to an increase in selling, general and administrative expenses of $4.0 million and research and development expenses of $1.1 million. The increase in selling, general and administrative expenses is primarily related to an increase in non-cash compensation expenses associated with our stock appreciation rights plan, the ESOP and an early retirement program for hourly employees. The stock appreciation rights plan and hourly early retirement expenses were recorded in our Corporate business segment. The increase in research and development expenses is due to a decrease in customer paid development expenses. Operating expenses as a percentage of revenues increased to 24.6% for the 39 week period ended July 30, 2005 as compared to 23.8% for the 40 week period ended July 31, 2004.
Income from operations for the 39 week period ended July 30, 2005 increased $1.5 million, or 5.8%, to $27.2 million from $25.7 million in the 40 week period ended July 31, 2004. As a percentage of revenues, income from operations for the 39 week period ended July 30, 2005 decreased to 17.7% from 18.7% for the 40 week period ended July 31, 2004. The increase in income and decrease in percentage was primarily due to the increased sales of higher margin commercial aerospace aftermarket revenues, improved margins, and a decrease in manufacturing costs, for our cryogenic pump products and an increase in ground fueling revenue, partially offset by non-cash compensation expenses associated with our stock appreciation rights plan, the ESOP, an early retirement program for hourly employees and an increase in research and development expenses.
Interest expense for the 39 week period ended July 30, 2005 increased $2.9 million, or 18.1%, to $18.9 million from $16.0 million in the 40 week period ended July 31, 2004 primarily due to the increase in borrowing and interest rate related to the $250.0 million of 9.25% senior notes issued in June 2004, which was partially offset by lower outstanding borrowings under our credit facility.
Debt extinguishment expense of $12.9 million was incurred in the 40 week period ended July 31, 2004. This expense was comprised of (1) the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8.625% senior subordinated notes and the amendment and restatement of our credit agreement, (2) $5.5 million in tender, consent and redemption fees associated with the refinancing of the 8.625% senior subordinated notes and (3) the recognition of the remaining accretion of $1.3 million on a portion of the 8.625% senior subordinated notes that were issued at a discount.
The income tax provision was $2.3 million for the 39 week period ended July 30, 2005 as compared to a benefit of $0.4 million for the 40 week period ended July 31, 2004. The increase in income tax is primarily due to an increase in pre-tax income due to the non-recurrence of debt extinguishment expenses and a higher estimated effective tax rate in the current year.
Net income for the 39 week period ended July 30, 2005 increased $8.9 million to $6.0 million from a loss of $2.9 million for the 40 week period ended July 31, 2004, primarily due to the revenue and expense factors discussed above.

Liquidity and Capital Resources
Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.
Cash and cash equivalents for the 39 week period ended July 30, 2005 decreased $12.2 million to $3.7 million. This was primarily due to an increase in working capital requirements in support of our manufacturing activities, capital expenditures, the purchase of AT Holdings stock from former ESOP participants, a dividend to AT Holdings for the development of a proprietary asset tracking technology, the scheduled repayments of our term loan and semi-annual interest payment of $11.6 million on our $250.0 million of 9.25% senior notes, partially offset by an increase in operating income.
Capital expenditures for the 39 week period ended July 30, 2005 totaled $3.1 million compared to $1.0 million for the 40 week period ended July 31, 2004. Argo-Tech expects to incur capital expenditures of approximately $1.7 million for the remainder of fiscal year 2005 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.
Long-term debt at July 30, 2005 consisted of $14.3 million principal amount of our term loan and $250.0 million of senior notes. Scheduled payments aggregating $0.6 million were made on the term loan in the 39 week period ended July 30, 2005. Our amended and restated senior credit facility provides for a $30.0 million five-year revolving credit facility and a $15.0 million five-year term loan facility. At July 30, 2005, Argo-Tech has available, after $7.4 million in standby letters of credit, a $22.6 million revolving credit facility. As of July 30, 2005, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.
Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of July 30, 2005, are as follows (in millions):

						2010 and
	2005 (1)	2006	2007	2008	2009	Thereafter	Total
Term loan facility	$0.2	$0.7	$0.7	$6.7	$6.0	$—	$14.3
9-1/4% senior notes						250.0	250.0
Operating leases	0.2	0.3	0.2	0.1			0.8
Other long-term obligations (2)	0.3	24.5	24.5	24.4	23.7	46.2	143.6

Total contractual cash obligations	$0.7	$25.5	$25.4	$31.2	$29.7	$296.2	$408.7

(1)	– Contractual obligations for the remainder of fiscal 2005.

(2)	– Represents interest payments on the senior notes, estimated funding for retirement and other post-employment benefits and other long-term commitments. Interest on the term loan facility is excluded as it is not fixed and determinable.
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

Certain Factors That May Affect Future Results
From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include:
•	changes and/or cyclicality in the aerospace industry;

•	governmental regulation and oversight in the aerospace industry;

•	levels of competition in the aerospace industry;

•	the impact of terrorism, war and rising oil and gas prices on airline travel and the airline industry;

•	our ability to meet future capital requirements;

•	loss of a significant customer;

•	risks associated with fixed-price contracts;

•	costs associated with product liability and warranty claims;

•	risks associated with our international operations;

•	changes in environmental or other applicable governmental regulations;

•	reduction in military and/or defense spending and risks associated with government contracts;

•	changes in our relationship with our employees;

•	availability of essential materials used in our products;

•	risks associated with protection of our intellectual property rights;

•	completion of the Merger (as defined in Item 5 of Part II to this report) or the timing thereof;

•	the other factors described in Argo-Tech’s annual report on Form 10-K for the year ended October 30, 2004; and

•	other unforeseen circumstances.
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At July 30, 2005, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $14.3 million calculated, at Argo-Tech’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed

ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 30, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended July 30, 2005 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 5 — Other information
On May 1, 2005, amendments were made to two material definitive agreements of Argo-Tech, (1) the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb, the President and Chief Executive Officer of Argo-Tech, and (2) the Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen, Executive Vice President and General Counsel of Argo-Tech. These amendments provide for a lump sum payment to each executive in the event of a change in control of Argo-Tech’s parent corporation, AT Holdings Corporation. The amendment further provides that after such payment is made, each of the employment agreements will terminate.
On September 13, 2005, the Company and AT Holdings Corporation, the parent corporation of the Company (“AT Holdings”), entered into an agreement (the “Merger Agreement”) with V.G.A.T. Investors, LLC (“VGAT”) pursuant to which a wholly-owned subsidiary of VGAT would merge (the “Merger”) with and into AT Holdings. The members of V.G.A.T. include Greenbriar Equity Group, LLC and Vestar Capital Partners IV, L.P. Michael S. Lipscomb, the Company’s Chairman, President and Chief Executive Officer, will continue with the Company, along with other members of the Company’s current management.
Under the terms of the Merger Agreement, existing AT Holdings stockholders will be entitled to receive a cash payment in exchange for their AT Holdings common stock. Under the Merger Agreement, VGAT has agreed to purchase AT Holdings for $173,000,000, subject to certain adjustments. The exact amount per share in cash that each AT Holdings stockholder, option holder and warrant holder will be entitled to receive in the Merger will not be determinable until just prior to closing of the Merger, because the amount of certain adjustments will not be known until such time.
This quarterly report on Form 10-Q relates only to Argo-Tech Corporation and its direct and indirect subsidiaries prior to consummation of the Merger. The Merger is expected to close in the fourth quarter 2005 and is subject to satisfaction or waiver of, among other conditions, approval by the stockholders of AT Holdings, waiver by the holders of at least 90% of the Company’s outstanding 9.25% Senior Notes of their right under the related indenture to require the Company to repurchase such notes in connection with the Merger, and the receipt of other related financing, as well as regulatory approvals and other customary closing conditions. As a result, there can be no assurances that the Merger will be completed or as to the timing thereof.
Item 6 — Exhibits
(a)	Exhibit 31.1 — Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 31.2 — Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 32 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)	Exhibit 10.1 — Amendment, dated May 1, 2005, to Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb.

(e)	Exhibit 10.2 — Amendment, dated May 1, 2005, to Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen.

(f)	Exhibit 10.3 — Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Michael S. Lipscomb.

(g)	Exhibit 10.4 — Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Paul R. Keen.

(h)	Exhibit 10.5 — Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Frances S. St. Clair.

(i)	Exhibit 10.6 — Nonqualified Deferred Compensation Agreement, dated December 28, 1995, between Argo-Tech and Frances S. St. Clair.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 13, 2005	ARGO-TECH CORPORATION

	By: /s/	Frances S. St. Clair

Frances S. St. Clair
Executive Vice President and Chief
Financial Officer
(Duly Authorized Officer)

	By: /s/	Paul A. Sklad

Paul A. Sklad
Controller
(Principal Accounting Officer)