Form 10-K
period 2005-10-29
ARGO TECH CORP
filed 2006-01-27
CIK 1047837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from to .
Commission file number: 333-38223
ARGO-TECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	31-1521125
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23555 Euclid Avenue, Cleveland, Ohio (Address of Principal Executive Offices)	44117 (Zip Code)
Registrant’s telephone number, including area code:
(216) 692-6000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☑          No ☐
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.     Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      No established published trading market exists for the registrant’s common stock, par value $0.01 per share. As of January 26, 2006, 1 share of the registrant’s common stock was outstanding and held by AT Holdings Corporation.
DOCUMENTS INCORPORATED BY REFERENCE
None

INDEX TO ANNUAL REPORT ON FORM 10-K

		Page

PART I:
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II:
Item 5.	Market for Registrant’s Common Equity, Related Stockholder	16
	Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32
Item 9A.	Controls and Procedures	32

PART III:
Item 10.	Directors and Executive Officers of the Registrant	34
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions	47
Item 14.	Principal Accountant Fees and Services	49

PART IV:
Item 15.	Exhibits and Financial Statement Schedules	50
Exhibit 2.1 Agreement and Plan of Merger
Exhibit 2.2 First Amendment to Agreement and Plan of Merger
Exhibit 4.2 First Supplemental Indenture
Exhibit 10.6 Employment Agreement of Michael S. Lipscomb
Exhibit 10.7 Employment Agreement of Paul R. Keen
Exhibit 10.9 Rabbi Trust Amendment
Exhibit 10.16 Fourth Amend/Employee Stock/Trust Agreement
Exhibit 10.17 Fifth Amend/Employee Stock/Trust Agreement
Exhibit 10.20 Second Amend/Employee Stock/Excess Benefits
Exhibit 10.30 Fourth Amended and Restated Credit Agreement
Exhibit 10.42 Form of Professional Services Agreement
Exhibit 10.47 Form of Unit Grant
Exhibit 10.48 Form of Amendment and Waiver
Exhibit 10.49 Form of Change of Control Agreement
Exhibit 10.50 Non Solicitation and Conidentiality Agreement
Exhibit 12.1 Computation of Ratio of Earnings
Exhibit 24.1 Powers of Attorney
Exhibit 31.1 Certification of Chairman, President and CEO
Exhibit 31.2 Certification of Vice President and CEO
Exhibit 32 Certification of CEO and CFO

ARGO-TECH CORPORATION
PART I

Item 1.	Business.
      Argo-Tech Corporation, a Delaware corporation (“we,” “us” or “Argo-Tech”), was formed in 1986 to acquire the Power Accessories Division of TRW Inc. (“TRW”). Today, we are a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio. Financial information by business segment can be found in Note 14 to the audited consolidated financial statements included elsewhere in this report.
      Our principal executive offices are located at 23555 Euclid Avenue, Cleveland, Ohio 44117, and our telephone number is (216) 692-6000. We also maintain a website at www.argo-tech.com. However, information on our website is not part of this report.
Recent Developments
      On September 13, 2005, we entered into a merger agreement (as amended, the “Merger Agreement”) with our parent, AT Holdings Corporation (“Holdings”), V.G.A.T. Investors, LLC (“VGAT”), Vaughn Merger Sub., Inc. and GreatBanc Trust Company, as trustee of the Argo-Tech Corporation Employee Stock Ownership Plan (the “ESOP”). The members of VGAT include Vestar Capital Partners IV, L.P. and investment affiliates of Greenbriar Equity Group LLC (collectively, the “Sponsors”). On October 28, 2005, pursuant to the Merger Agreement, Vaughn Merger Sub, Inc. merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of VGAT.
      Under the terms of the Merger Agreement, VGAT purchased all of the equity interests of Holdings for $175.9 million. The purchase price per share or per share equivalent in cash for each Holdings stockholder or derivative holders was $201.25. $8.5 million of the merger purchase price otherwise owing to such stockholders and derivative holders was deposited in an escrow account to secure certain indemnification obligations of such stockholders and derivative holders.
      In connection with the Merger:

•	we entered into an amended and restated credit facility (the “Amended Credit Facility”), which became effective upon the completion of the Merger and provides for aggregate borrowings by us of up to approximately $59.1 million, comprised of:

•	senior secured term loans of approximately $19.1 million, consisting of the term loans outstanding ($14.1 million) on the effective date of the Amended Credit Facility plus an additional $5.0 million term loan extended on such effective date; and

•	loans under a senior secured revolving credit facility in an aggregate principal amount not to exceed $40.0 million.

•	Holdings privately placed $67 million in aggregate principal amount at maturity ($42.6 million gross proceeds) of its 11 3/4% senior discount notes due 2012;

•	we obtained the consents from holders of our 9 1/4% senior notes to

•	amend the indenture governing our 9 1/4% senior notes to (i) modify the covenant in the indenture that limits Restricted Payments (as defined in the indenture) to permit us to make distributions of up to $5.0 million to Holdings in connection with the Merger and (ii) modify the covenant in the indenture relating to financial reporting obligations to provide that if Holdings executes and delivers an unconditional guarantee to us and the trustee with respect to all obligations and liabilities under the indenture, then the financial reports and other information required by that covenant may be provided by Holdings; and

•	waive our obligation under the change of control covenant of the indenture governing our 9 1/4% senior notes to make a Change of Control Offer (as defined in such indenture) as a result of the ownership by the Sponsors of Holdings following the Merger.

•	the Sponsors made an equity investment of approximately $108.8 million in VGAT;

•	certain members of our management contributed an aggregate of 41,760 shares of Holdings common stock to VGAT in exchange for Class A Units of VGAT;

•	certain members of our management rolled over certain of their options to purchase Holdings common stock so that those options remained outstanding as options to purchase Class A Units of VGAT following completion of the Merger;

•	unaffiliated third parties made an equity investment of approximately $2.4 million in VGAT;

•	Holdings entered into separate professional services agreements with each of the Sponsors pursuant to which the Sponsors will provide strategic financial planning, advisory and consulting services to Holdings in exchange for an annual fee of $375,000 to each Sponsor. In addition, in connection with the Sponsors arranging equity and debt financing for the Merger, they received a one-time transaction fee at the closing of the Merger of approximately $5.4 million in the aggregate (with approximately $2.7 million being paid to each Sponsor). See “Item 13. Certain Relationships and Related Transactions — Professional Services Agreements” for a description of this agreement;

•	the Sponsors, the unaffiliated third parties investing in VGAT and the members of management who contributed Holdings common stock to VGAT in exchange for Class A Units of VGAT and/or held options to purchase Class A Units of VGAT following the Merger entered into a securityholders agreement related to their ownership interests in VGAT, including voting agreements regarding representation on the management committee of VGAT, restrictions on transfer of units of VGAT and rights to participate in transfers by others, and customary registration rights. See “Item 13. Certain Relationships and Related Transactions — Securityholders Agreements” for a description of these agreements;

•	Michael S. Lipscomb, our Chairman, President, Chief Executive Officer and Director, and Paul R. Keen, our Executive Vice President, General Counsel and Secretary, entered into new employment agreements. These employment agreements replaced all existing employment, stay pay and severance agreements that Mr. Lipscomb and Mr. Keen previously had in place and govern any post-Merger severance payments Mr. Lipscomb or Mr. Keen are entitled to receive. See “Item 11. Executive Compensation — Employment Arrangements Following the Merger” for a description of the new employment agreements;

•	Frances S. St. Clair, our former Executive Vice President and Chief Financial Officer, resigned effective upon completion of the Merger and entered into a non-solicitation and confidentiality agreement with VGAT, which provides for a two-year period in which she cannot solicit any employee, customer, supplier or other specified individual, cannot disclose any confidential information as defined in the non-solicitation and confidentiality agreement and assigns to us intellectual property created during her employment;

•	Holdings redeemed all outstanding shares of its Series B Convertible Redeemable Preferred Stock; and

•	the warrant held by J.P. Morgan Partners (SBIC), LLC, to purchase 46,025 shares of Holdings common stock was cancelled in exchange for a portion of the merger consideration.
The Merger closed on October 28, 2005.
Aerospace segment
      We are the world’s leading supplier of main engine fuel pumps to the commercial aircraft industry and a leading supplier of main engine fuel pumps to the military. Main engine fuel pumps are precision mechanical pumps that maintain the flow of fuel to the engine at a precise rate and pressure. The main engine fuel pumps are installed in over 60% of large commercial aircraft in service today. We are also a leading supplier of commercial and military airframe products and systems, which are used to transfer fuel to an engine and control fuel between tanks. In addition, we are a leading global supplier of military aerial refueling pumps and related equipment.
      During the long life cycle of aircraft containing our products, we earn significant aftermarket revenue from repair and overhaul sales. On average, a commercial aircraft will experience five to six main engine fuel pump overhauls over its 30-year life span.
Industrial segment
      We are the leading supplier of ground fueling components and automated fuel management systems used at airports throughout the world. In addition, we design and supply in-tank pumps and nozzles for liquid natural gas (“LNG”), liquid propane gas and other cryogenic fluids, as well as specialty military and hose for aerospace, chemical transfer and marine applications.
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
      Our main engine fuel pumps are used across the full spectrum of commercial engine designs. We are the sole source supplier of main engine fuel pumps for all CFM56 series engines, the most popular series of large commercial aircraft engines used today. The CFM56 series engines power all Boeing 737 and certain of the Airbus A-318, A-319, A-320, A-321 and A-340 aircraft. We are also the sole source supplier of main engine fuel pumps for all engines used on the Boeing 777 aircraft, including the new longer range Boeing 777, and on all regional jets manufactured by Bombardier and Embraer having seating capacity for at least 70 passengers. In addition, we are the sole source supplier of the main engine fuel pump for the General Electric GEnx engines to be used on the Boeing 787, Airbus A-350 and Boeing 747-8 aircraft.
      Our products include large regional and business jet applications, including the main engine fuel pumps used on the BR700 series engine, which is used on the high-end Bombardier Global Express, the Gulfstream Aerospace Corporation V aircraft and the Boeing 717. We supply main engine fuel pumps for the GE CF34-8 engine, which is used on the Bombardier CRJ700 and CRJ900 regional and business aircraft and the Embraer ERJ-170, a 70 passenger regional jet. We also supply main engine fuel pumps for the GE CF34-10 engine, which is used on the Embraer ERJ-190, the EuroProp International TP400 engine, which is used on the European A400M military troop transport aircraft, the SNECMA/NPO Saturn SM146 engine, which is used on a Russian regional jet, and the new ARJ 21 regional jet to be manufactured by AVIC I Commercial Aircraft Co. Ltd. in China.

      Airframe Products. Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. We design and manufacture complete fuel systems and fuel subsystems such as refuel/defuel, engine feed and fuel level control. We also design and manufacture a wide variety of fuel components consisting of boost and transfer fuel pumps, fuel flow proportioners and airframe valves, adapters, nozzles and caps. These systems and components are used for fueling, storing, transferring and engine feed functions during ground and flight operations. We are the fuel system supplier for the Eclipse 500, a new generation of business jet manufactured by Eclipse Aviation Corporation, as well as for the Adam A700, the Javelin and the Northrop-Grumman X47 Joint Unmanned Combat Aircraft System.
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

Industrial
      Ground Fueling Products. Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the fuel receptacle of the aircraft. We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world, as well as specialty hose. We also manufacture digital pressure control valves. These valves incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure at the delivery receptacle thereby optimizing the fuel flow and pressure. We also sell fuel management systems, including the Argo-Tech-developed AvR2000 Aviation Refueling Management System, which is used at nearly 200 sites worldwide.
      Cryogenic Products. We design and supply high performance submerged motor pumps for cryogenic gases and fluids. We have also introduced LNG nozzles and receptacles for use on alternative fuel vehicles. We believe these products position us favorably in this emerging market.
Aftermarket sales
      Aftermarket sales comprise the largest component of our business and consist primarily of spare parts sales and overhaul, retrofit, repair and technical support to commercial and military customers worldwide.
Customers

Aerospace
      Original Equipment Manufacturer (“OEM”) customers for our aerospace products include the world’s major aircraft engine manufacturers: General Electric, Honeywell, Pratt & Whitney (including Pratt & Whitney Canada), Rolls-Royce (including Rolls-Royce Allison and Rolls-Royce Deutschland), Hispano-Suiza and Williams International Corp. Customers for Argo-Tech’s airframe pumps and valves include Airbus, Boeing, Cessna, Gulfstream, Lockheed Martin, Northrop Grumman, Raytheon and various U.S. government agencies. Orders for military components can be directly received from government entities and through customers such as Boeing, General Electric, Lockheed Martin and Pratt & Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines. Currently, the total number of airline and third party customers for our spare parts, overhaul and repair exceeds 200.

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
      Upsilon International Corporation and two other related entities, as distributors of certain of our products to foreign customers, accounted for approximately 12% of our net revenues for fiscal 2005. See “Item 13. Certain Relationships and Related Transactions — Distribution Agreements.” No other customer accounted for more than 10% of our net revenues during this period.
Sales and Marketing
      OEM customers in both the Aerospace and Industrial segments select suppliers primarily on the basis of custom design capabilities, product quality and performance, prompt delivery, price and aftermarket support. We believe that we meet these requirements in a timely, responsive manner, which has resulted in an extensive installed base of components and substantial aftermarket revenues.
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
      For fiscal 2005, 2004 and 2003, customer revenues from the United States were $117.2 million, $107.1 million and $94.0 million, respectively, and foreign customer revenues were $95.4 million, $80.2 million and $66.7 million, respectively.
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
Manufacturing, Repair and Overhaul
      We have five manufacturing, repair and overhaul facilities:

•	a 150 acre business park in Cleveland, Ohio;

•	a 9.2 acre facility in Costa Mesa, California;

•	an 85,000 square foot facility in Tucson, Arizona;

•	a 6,000 square foot facility in Inglewood, California; and

•	a 3,500 square foot facility in Henley-on-Thames, England.

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
      In the Industrial segment, all products are manufactured in the Costa Mesa facility with three exceptions: (i) hose products, which are manufactured in our Tucson facility; (ii) the AvR2000 airport fuel management system, which is produced at our Henley-on-Thames, England facility; and (iii) industrial and marine gas turbine products, which are manufactured at our Cleveland facility. Repair and overhaul of Industrial segment products is conducted in our Cleveland and Costa Mesa facilities.
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
      Most of the hose products sold by our Tucson facility are manufactured internally. The software relating to the AvR2000 airport fuel management system is written internally at our Henley-on-Thames facility, while the hardware relating to the system is sourced from two third parties.
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
      We have obtained and preserved its quality management system certifications. ISO-9001:2000 and AS 9100 Revision A certifications are recognized by most of our customers, as well as by the Federal Aviation Administration and U.S. government supply organizations.
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
Government Regulations
      The commercial aerospace industry is highly regulated by the Federal Aviation Administration in the United States, the Joint Aviation Authorities in Europe and the Civil Aviation Authority in England, while the military aerospace industry is governed by military quality (MIL or ISO-9000) specifications. We are required to be certified by one or more of these entities and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. We must also satisfy the requirements of our customers, including OEMs and airlines, that are subject to Federal Aviation Administration regulations, and provide these customers with products that comply with the government regulations applicable to commercial flight operations. In addition, the Federal Aviation Administration requires that various maintenance routines be performed on aircraft components. We currently satisfy or exceed these maintenance standards in our repair and overhaul activities. We maintain repair stations approved by the Federal Aviation Administration at our Cleveland, Ohio, Costa Mesa, California and Inglewood, California facilities.
      Our aviation and metals operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 (“OSHA”), mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. We believe that our operations are in material compliance with OSHA’s health and safety requirements.
Competition
      Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. Competitors in the Aerospace segment are primarily divisions of large corporations. Virtually all of our competitors have significantly greater financial resources than we do. Our primary competitors in the Aerospace segment include Eaton, Goodrich, Hamilton Sundstrand, Intertechnique and Parker-Hannifin. In the Industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery. Our primary competitors in the Industrial segment include Ebara, Nikkiso and Meggitt.
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
Development Expense Trends
      In connection with new aerospace product development programs, we incur significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels. Research and development expense was $12.8 million, $11.9 million and $9.5 million for fiscal 2005, 2004 and 2003, respectively.
Employees
      As of December 23, 2005, we had 729 full-time employees, of which 416 are salaried and 313 are hourly. The 186 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement that will expire on March 31, 2008.
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
      Although we seek to maintain our operations and facilities in compliance with applicable environmental laws, there can be no assurance that we have no violations, or that changes in such laws, regulations or interpretations of such laws or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for our operations to comply with environmental laws or regulations of which we are aware, or to incur material costs for environmental remediation during the 2006 fiscal year.
      Our Cleveland facility is currently the subject of environmental remediation activities. The cost of these activities is the responsibility of TRW, now a subsidiary of Northrop Grumman, under the terms of the purchase agreement by which we acquired TRW’s Power Accessories Division in 1986. Remediation has been underway since 1989 and is expected to continue for the foreseeable future. TRW has funded all necessary remediation costs, and while there can be no assurance, we expect that TRW will continue to do so in the future. We estimate that TRW has spent in excess of $15 million for environmental remediation at our Cleveland facility. Although the TRW remediation has been reasonably comprehensive and covers, among other things, groundwater at the facility, there may be areas of contamination at our Cleveland facility that are not being addressed by TRW.
      The TRW purchase agreement also requires TRW to indemnify us for:

•	costs associated with third party environmental claims relating to environmental conditions arising from activities conducted by TRW during its operation of its Power Accessories Division that have not been conducted by us after our purchase of the assets of the division in 1986; and

•	until October 19, 2006, a portion of the costs associated with third party environmental claims arising from activities conducted by both TRW and us, the portion of the costs to be paid by each party being determined based on the length of time each party conducted the activity giving rise to the claim. After that date, we are responsible for all such costs.
      We have received no third party environmental claims relating to the Cleveland facility.
      In March 1986, a two thousand gallon underground storage tank was removed from our Costa Mesa facility. Petroleum hydrocarbon soil contamination was discovered during the removal of the tank, prompting the Orange County Health Care Agency to require a site assessment. Subsequent site investigations revealed that groundwater underlying the site is impacted by trichloroethene and perchloroethylene. In 1990, the Regional Water Quality Control Board issued a Cleanup and Abatement Order to J.C. Carter Company, Inc. (which we acquired in 1997 and now operate as a wholly-owned subsidiary named Argo-Tech Corporation Costa Mesa) relating to the investigation and remediation of groundwater contamination. By virtue of our acquisition of Carter, Carter’s responsibility for satisfying the cleanup order could affect us. However, we have obtained indemnification from Carter’s selling stockholders for, among other things, all costs and expenses related to satisfaction of the order. As a result, since our acquisition of Carter, we have not paid any material portion of these costs and expenses. This indemnification does not expire. However, there can be no assurance that the indemnification obligations with respect to the cleanup order will continue to be satisfied by the selling stockholders. See “Item 1A. Risk Factors — We have potential exposure resulting from environmental matters.”

Item 1A.	Risk Factors.
      From time to time, information we provide, statements by our employees or information included in our filings with the Securities and Exchange Commission may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and our future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results, including those described below. Any forward-looking statements made in this report or otherwise speak only as of the date of such statement, and we undertake no obligation to update such statements. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.
      You should carefully consider each of the risks and uncertainties we describe below and all of the other information in this report. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect our business.

Our sales and earnings are dependent on conditions in the airline industry, and a significant or prolonged downturn in the airline industry or a future terrorist attack would decrease the airline industry’s demand for our products and reduce our sales.
      Financial losses and reduced schedules in the U.S. airline industry have resulted, and will continue to result, in reduced orders and delivery delays of new commercial aircraft, parking and retirement of older aircraft (eliminating those aircraft from maintenance needs and making spare parts from those aircraft available) and delays in airlines’ purchases of aftermarket parts and service as maintenance is deferred. The weakness in the U.S. airline industry may continue with several carriers filing for bankruptcy protection, which may result over a period of years in contraction in the number of aircraft in the U.S. fleet and less demand for our products. In fiscal 2005, strength in the global aviation industry, particularly in China and the Middle East, has partially offset weakness in the U.S. aviation industry, but there can be no assurance that this trend will continue. This will continue to depress Argo-Tech’s Aerospace segment sales of aftermarket components and reduce our income and cash flow until such time as conditions in the commercial aerospace industry improve.
      The recovery of the global aviation industry and any recovery in the U.S. aerospace industry continues to depend on continuing improvement in the U.S. and global economies. Additionally, the occurrence of future terrorist attacks, the impact of the war in Iraq, continuing and further increases in fuel costs and further outbreaks of infectious diseases such as the Severe Acute Respiratory Syndrome (SARS) virus in 2003 could delay these recoveries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the adverse impact that these factors have had on our results of operations.

The aerospace industry is subject to significant government regulation and oversight and failure to comply with these regulations could increase the cost of operating our business.
      The aerospace industry is highly regulated in the United States and in other countries. We must be certified or accepted by the Federal Aviation Administration, the United States Department of Defense and similar agencies in foreign countries and by individual OEMs in order to sell and service parts and components used in specific aircraft models. If material certifications, authorizations or approvals are revoked or suspended, our operations will be adversely affected. In the future, new and more demanding government regulations may be adopted or industry oversight may be increased. We may have to incur significant additional costs to achieve compliance with new regulations or to reacquire a revoked or suspended approval, which could reduce our profitability.

We compete with a number of established companies, virtually all of which have significantly greater financial, technological and marketing resources than we do. We may not be able to compete effectively with these companies, which could adversely affect our business and financial condition.
      The aerospace industry is a highly competitive global industry that has experienced significant consolidation in recent years. This consolidation has caused, and its continuation will continue to amplify, the pricing pressures discussed in the risk factor below regarding the concentration of customers for our products. Our continuous improvement program to enhance operating efficiencies may not achieve cost savings and operational improvements or if those savings and improvements are not sufficient, we may not be able to compete favorably in the future with other larger, consolidated competitors. Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. In the Industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery. We may not be able to compete with our competitors, which are typically divisions of large corporations that have significantly greater financial resources than we do. In addition, some suppliers have obtained, and continue to obtain, PMA from the Federal Aviation Administration to manufacture and sell various Argo-Tech components in the aerospace aftermarket, which has increased the level of competition in this significant portion of our business. While we have attempted to respond to this competition, a significant increase in PMA certifications, either domestically or abroad, for our products would have an adverse effect on our results of operations.

If we are unable to meet future capital requirements or to continue our research and development activities, or recoup some of our capital and research and development expenditures, our competitive position may suffer.
      In securing new business, we are typically required to expend significant amounts of capital for engineering, research and development, tooling and other costs. Generally, we seek to recoup these costs through pricing and aftermarket revenues over time, but we may be unsuccessful due to competitive pressures and other market constraints, or due to the terms of our contracts. Although we believe that we will be able to fund these expenditures through cash flow from operations and borrowings under our credit facility, we cannot assure that we will have adequate funds to make all the necessary capital and research and development expenditures or that the amount of future expenditures will not be materially in excess of our anticipated expenditures. If we are unable to make necessary capital and research and development expenditures or to continue our research and development activities, our business and our competitive position will materially suffer.
      In addition, there are a limited number of commercial main engine fuel pump platforms launched each year. Because these programs result in long-term supply contracts and generate significant aftermarket revenues during the long lifetime of the program, it is very important to our business and future profitability that we are named the main engine fuel pump supplier on some of these programs. If the programs we are selected on are not successful or if actual orders are less than our estimates, our business and competitive position would suffer.

There are a limited number of customers for certain products, and the loss of a significant customer would reduce demand for our products and reduce our sales and cash flows.
      Because of the importance of a few large customers and the high degree of concentration of OEMs in the aerospace industry, our business is exposed to a high degree of risk related to customer concentration. In fiscal 2005, our ten largest customers accounted for approximately 49.3% of our net revenues. A loss of significant business from, or adverse performance by, any of these customers would be harmful to our cash flows.
      Due to the relatively small number of customers in the aerospace industry, customers, particularly OEM customers, are often able to influence prices and other terms of sale for certain of our products. There is substantial and continuing pressure from OEMs in the aerospace industry to reduce costs, including costs associated with outside suppliers like us. We attempt to resist downward pricing pressure, while trying to preserve our business relationships with these customers, but we are not always successful. At the same time, it is difficult for us to offset these downward pricing pressures through alternative, less costly sources of raw materials as discussed below under “— Our business and profitability is affected by the price and continuity of supply of certain necessary raw materials and component parts.” We cannot assure you that we will not be materially and adversely affected by these substantial and continuing pricing pressures.

We have fixed-price contracts with some of our customers, and we bear the risk of costs in excess of our estimates.
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
      Most of our contracts do not permit us to recover for increases in raw material, energy or other input prices, taxes, labor costs or other inflationary effects, although some contracts provide for renegotiation to address certain material adverse changes. Any increase in those costs is likely to have an adverse effect on our results of operations.

A significant portion of our sales is, and is expected to continue to be, from government contracts that are subject to reductions in defense spending, government regulation and risks particular to government contracts. The termination of any of our government contracts would reduce demand for our products and reduce our sales.
      Approximately 35% of our sales in fiscal 2005 were related to U.S. designed military products. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. The U.S. defense budget has fluctuated in recent years. Although we have experienced increased military sales as a result of military actions in Iraq and Afghanistan, there can be no assurance that the U.S. defense budget will not decline or that sales of defense-related items to foreign governments will continue at present levels. A significant disruption or decline in U.S. military expenditures in the future would materially decrease our military sales. In addition, we are subject to risks particular to contracts with the U.S. government. These risks include the ability of the U.S. government to unilaterally:

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

A large and growing portion of our revenue is derived from international sources, which exposes us to additional uncertainty.
      Approximately 44.9% of our fiscal 2005 net revenue was derived from shipments to destinations outside of the United States and Canada. Sales outside of the United States and Canada are subject to other various risks, including:

•	governmental embargoes or foreign trade restrictions on anti-dumping duties;

•	changes in U.S. and foreign governmental regulations;

•	tariffs;

•	other trade barriers;

•	the potential for nationalization of enterprises;

•	economic downturns;

•	inflation;

•	environmental laws and regulations;

•	political, economic and social instability; and

•	difficulties in receivable collections and dependence on foreign personnel and foreign unions.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry.
      We are substantially leveraged. As of October 29, 2005, the principal and interest owing on our indebtedness was $269.1 million, excluding the fair market value adjustment of our 9 1/4% senior notes required by purchase accounting under generally accepted accounting principles in connection with the Merger. Our substantial degree of leverage could have important consequences, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, product development, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to payments on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

•	certain of our borrowings, including borrowings under the credit facility, are, and are expected to continue to be, at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	it may increase our vulnerability to a downturn in general economic conditions or in our business, and may make us unable to carry out capital spending and research and development activities that are important to our growth.

Two majority holders control our parent company.
      The Sponsors, through their majority ownership of VGAT, have the indirect power to elect our directors, to appoint members of management and to approve all actions requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers, acquisitions or sales of all or substantially all of our assets. In addition, significant decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and declare dividends, will require the approval of the Sponsors.
      The interests of the Sponsors could conflict with the interests of our debtholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of the Sponsors as our ultimate controlling stockholders might conflict with debtholders’ interests. The Sponsors also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to our debtholders. For example, the Sponsors could cause us to make acquisitions that increase the amount of indebtedness that is secured or senior to our existing debt or sell revenue generating assets, which may potentially impair our ability to make payments under the existing debt. Furthermore, the Sponsors may in the future own businesses that directly or indirectly compete with ours. They may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

We depend on the skill and experience of our senior management.
      Our success depends upon the efforts, abilities, experience and expertise of our senior management team. Our senior managers have extensive experience in our industry and with our business products and customers. There is competition for these kinds of personnel in the aerospace industry. In connection with the Merger, certain of our senior managers retired or otherwise left our employ. For example, Frances St. Clair, Executive Vice President, Chief Financial Officer and Director of Holdings and Argo-Tech, resigned as an officer and director of Holdings and Argo-Tech effective upon completion of the Merger. The failure to retain and/or recruit additional or substitute senior managers and/or other key employees could have a material adverse effect on us.

Our operations depend on maintaining a skilled work force and any interruption in the work force at our facilities or those of OEMs and their suppliers could have a material adverse effect on our results of operations and financial condition.
      Because we maintain a relatively small inventory of finished goods, and because the aerospace industry operates on relatively long production lead times, an interruption of our work force due to strikes, work stoppages, shortages of appropriately skilled production and professional workers or other interruption could materially and adversely impact our results of operations.
      Our operations are highly dependent on an educated and trained work force. All of our hourly employees at our Cleveland facility are represented by the United Auto Workers (“UAW”) union under a collective bargaining agreement that will expire on March 31, 2008.
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
      We rely on one supplier for CPM-10V, a powdered metal used in the manufacture of certain pump components. If we were unable to obtain adequate supplies of CPM-10V at commercially reasonable prices, our operations relating to these pump components would be interrupted. Increased costs associated with supplied materials or components could increase our costs of production and could reduce our profitability if we are unable to make corresponding increases in the prices of our products. We maintain a relatively small inventory of raw materials and component parts, and our business would suffer if supply is reduced or terminated by our suppliers. Although we believe that alternative suppliers, or alternate materials or components, could be identified, the lengthy and expensive Federal Aviation Administration and OEM certification process associated with aerospace products could prevent efficient replacement of a material or supplier and could have a negative effect on our business and profitability.

We depend on our Cleveland, Ohio and Costa Mesa, California facilities.
      We believe that our success to date has been, and future results of operations will be, dependent in large part upon our ability to manufacture and deliver products promptly upon receipt of orders and to provide prompt and efficient service to our customers. As a result, any disruption of our day-to-day operations could have a material adverse effect on our business, customer relations and profitability. Our Cleveland, Ohio and Costa Mesa, California facilities are the primary production, research and marketing facilities for our products, and the Cleveland facility also serves as our corporate headquarters. These functions are critical to our business, and a fire, flood, earthquake or other disaster or condition that damaged or destroyed either of those facilities could disable them. Any such damage to, or other condition interfering with the operation of, these facilities would have a material adverse effect on our business, financial position and results of operations.

We have potential exposure resulting from environmental matters.
      Our business operations and facilities are subject to a number of federal, state, local and foreign laws and regulations that govern the discharge of pollutants and hazardous substances into the air and water as well as the handling, storage and disposal of such materials and other environmental matters. Compliance with such laws is a significant obligation for us at each of our facilities. We would be subject to serious consequences, including fines and other sanctions, and limitations on our operations due to changes to, or revocations of, the environmental permits applicable to our facilities if we fail to comply. Environmental laws and regulations where we operate may become more strict in the future. This could result in increased compliance costs and increased risk of fines and sanctions for violations.
      Under certain environmental laws, liability associated with investigation or remediation of hazardous substances can arise at a broad range of properties, including properties currently or formerly operated by an entity, as well as properties to which an entity sent hazardous substances or wastes for treatment, storage, or disposal. Costs and other obligations can arise from claims for toxic torts, natural resources and other damages, as well as the investigation and clean up of contamination at such properties. Under certain environmental laws, such liability may be imposed jointly and severally, so a party may be responsible for more than its proportionate share and may even be responsible for the entire liability at issue. The extent of any such liability can be difficult to predict.
      Our operations at some of our properties involve hazardous materials. Our Cleveland and Costa Mesa facilities are currently the subject of environmental remediation regarding contamination resulting from the operations of our predecessors. Those predecessors have indemnified us for substantially all such remediation costs at each site. We cannot assure you, however, that those parties will continue to satisfy their indemnification obligations or that we would not be ultimately responsible at either or both of these sites for potentially significant environmental liabilities. In addition, we cannot assure you that additional contamination, either at one or both of these sites or at other locations, will not be identified in the future that could result in significant liabilities and obligations to us.

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
      We believe that our liability insurance is adequate to protect us from future product liability claims. However, we cannot assure you that we will not experience any material product liability losses in the future, that we will not incur significant costs to defend such claims or that our insurance coverage will be adequate if claims were to arise. A successful claim brought against us in excess of our available insurance coverage may have a material adverse effect on our business. In addition, our liability coverage may become more restrictive and/or increasingly costly, and there can be no assurance that we will be able to maintain insurance coverage in the future at an acceptable cost or at all.
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
      One of our business strategies is to pursue targeted complementary product line or business acquisition opportunities. We intend to evaluate potential acquisitions and engage in discussions with acquisition candidates. We cannot assure that suitable acquisition candidates will be identified and acquired in the future or that we will be able to accomplish our strategic objectives as a result of any acquisition. Our ability to finance acquisitions may be constrained by our high degree of leverage. Our credit facility, our 9 1/4% senior notes and the terms of our parent company’s senior discount notes may significantly limit our ability to make acquisitions and incur indebtedness in connection with the acquisitions. We cannot assure you that our acquisition strategies will be successfully received by customers or achieve their intended benefits. We will encounter various risks in acquiring other product lines or businesses, including the possible inability to integrate an acquired product line or business into our operations, diversion of management’s attention and unanticipated problems or liabilities, some or all of which could adversely affect us.

We have only a limited ability to protect our intellectual property rights, which are important to our success.
      Our success depends, in part, upon our ability to protect our proprietary technology and other intellectual property. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure and other contractual arrangements and patent, copyright and trademark laws to protect our intellectual property rights. The steps we take in this regard may not be adequate to prevent or deter challenges, reverse engineering or infringement or other violation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights. In addition, the laws of some countries may not protect and enforce our intellectual property rights to the same extent as the laws of the United States.

Our inability to lease space in our Cleveland, Ohio business park would adversely affect our results of operations and cash flows.
      Our results of operations and cash flows would be adversely affected if we were to become unable to continue leasing a significant portion of our Cleveland, Ohio business park. We currently lease approximately 64% of the available leasable space at our business park. Our ability to sustain our current and historical occupancy levels depends on many factors, including the condition of the industrial economy in Northeast Ohio. The Cleveland real estate market has been impacted by a continuing local economic downturn. In addition, one tenant did not renew its lease with respect to a portion of its leased space and has moved out. As a result, we expect our net revenues and Adjusted EBITDA will decrease by approximately $1.6 million and $0.6 million, respectively, for fiscal 2006 from fiscal 2005. Currently, we are unable to determine whether we will be able to lease such space on favorable terms or at all. Our failure to lease space in our business park on favorable terms or at all would adversely affect our results of operations and cash flows.

Item 1B.	Unresolved Staff Comments.
      Not applicable.

Item 2.	Properties.
      We own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine and airframe fuel pump businesses and lease approximately 800,000 square feet of the facility to third parties. Beginning in January 2006, we expect to lease approximately 650,000 square feet of the facility to third parties. We believe that this facility’s machinery, plants and offices are in satisfactory operating condition. We also believe that we have sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures.
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
      Our leased facility in Tucson, Arizona encompasses approximately 85,000 square feet and includes available space for expansion. We manufacture specialty industrial hose for aerospace, chemical transfer and marine applications at this facility. We believe this facility has sufficient capital and capacity to permit further growth in those product lines without significant additional capital expenditures.

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

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of Holdings, our sole stockholder, during the fourth quarter of fiscal year 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      We are a wholly owned subsidiary of Holdings. Neither Holdings nor Argo-Tech has any equity securities that trade in an established public trading market or otherwise.
      We paid cash dividends totaling $3.1 million and $57.6 million to Holdings in fiscal years 2005 and 2004, respectively. Our ability to pay dividends to Holdings in the future is limited by the terms of the indenture pursuant to which our 9 1/4% senior notes were issued and the Amended Credit Facility. The indenture and credit facility contain certain optional and mandatory redemption features and other financial covenants, including restrictions on our ability to incur additional indebtedness, pay dividends or make other restricted payments to Holdings. However, the indenture permits certain payments to Holdings for, among other things, corporate administrative expenses not to exceed $500,000 per fiscal year and specified tax obligations.
      We have no equity compensation plans under which our securities are authorized for issuance.

Item 6.	Selected Financial Data.
      The following table sets forth Argo-Tech’s selected historical consolidated financial data for the fiscal years 2001 through 2005, which have been derived from Argo-Tech’s audited consolidated financial statements for those periods. Argo-Tech’s fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 29, 2005 is referred to as “fiscal 2005.” The 2004 fiscal year consisted of a 53-week period. All of the other fiscal years presented consisted of 52-week periods.
      The Merger closed on October 28, 2005. Operating results and cash flow information presented herein are considered “Predecessor” financial information. Balance sheet information as of October 30, 2004, October 25, 2003, October 26, 2002 and October 27, 2001 is also considered “Predecessor” financial information. The balance sheet information as of October 29, 2005 reflects a new basis of accounting incorporating the fair value adjustments made in recording the Merger while prior periods are presented using the historical cost basis of the Company. The information presented below should be read in conjunction with “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended

		Predecessor	Predecessor		Predecessor		Predecessor
	October 29,	October 30,	October 25,		October 26,		October 27,
	2005	2004	2003		2002		2001

	(Dollars in thousands)
Operating results
Net revenues	$212,595	$187,328	$160,726		$155,303		$173,208

Gross profit	87,740	78,125	66,191		66,634		79,033
Selling, general and administrative	35,514	31,166	26,417		23,359		23,094
Research and development	12,814	11,934	9,525		11,722		10,265
Amortization of intangibles	3,414	3,414	3,414		3,721		7,515
Merger expense	24,473	—	—		—		—

Income from operations	11,525	31,611	26,835		27,832		38,159
Interest expense	25,601	22,705	21,257		21,434		24,534
Debt extinguishment expense	—	12,961	—		—		—
Other, net	(109)	(95)	(529)		(97)		(51)
Income tax provision (benefit)	(7,768)	(3,499)	1,579		569		2,876

Net income (loss)	$(6,199)	$(461)	$4,528		$5,926		$10,800

Balance sheet data (at end of period):
Cash and cash equivalents	$13,889	$15,857	$14,057		$17,769		$8,057
Total assets	588,506	254,262	255,797		260,333		273,574
Working capital	73,324	41,963	34,934		33,352		35,904
Total debt	269,062	264,813	219,349		235,045		253,380
Debt fair market value adjustment(1)	10,000	—	—		—		—
Redeemable ESOP stock, net(2)	—	40,957	14,612		8,835		13,994
Stockholder’s equity/(deficiency)(3)	160,796	(110,976)	(29,928)		(31,633)		(42,119)
Other data:
Adjusted EBITDA(4)	$51,567	$44,893	$36,867		$38,447		$54,066
Adjusted EBITDA margin(5)	24.3%	24.0%	22.9%		24.8%		31.2%
Net cash flows provided by operating activities	$193	$33,230	$15,673		$30,724		$18,063
Net cash flows used in investing activities	(4,376)	(3,056)	(1,939)		(1,785)		(1,885)
Net cash flows provided by (used in) financing activities	2,215	(28,374)	(17,446)		(19,227)		(13,295)
Depreciation and amortization of intangibles and deferred financing fees	8,224	9,175	10,053		10,387		15,214
Capital expenditures	4,376	3,056	1,939		1,785		1,885
Ratio of earnings to fixed charges(6)	—	—	1.3	x	1.3	x	1.6	x

(1)	Represents the estimated amount to adjust the $250,000,000 of the 9 1/4% senior notes to fair market value as of the closing date of the Merger, which will be amortized over the remaining life of the 9 1/4% senior notes. The unamortized amount of the fair market value adjustment has been added to the principal amount of the 9 1/4% senior notes for presentation in our financial statements.

(2)	Redeemable ESOP Stock has been excluded from stockholder’s equity/(deficiency) due to the ability of holders of the ESOP Stock to “put,” subject to certain restrictions, the shares of ESOP Stock to Argo-Tech at the most recent valuation of our independent consulting firm. As a result of the Merger this requirement no longer exists.

(3)	Includes a dividend of $57.6 million to Holdings made in the third quarter of fiscal 2004 from the proceeds of our 9 1/4% senior notes.

(4)	“EBITDA” is net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA further adjusted to exclude ESOP compensation expense, amortization of purchase accounting, non-cash compensation/benefit cost, debt extinguishment expense, non-cash compensation expense related to granting of SARs on March 1, 2005, non-recurring Merger expense and a fixed asset write-off. EBITDA and Adjusted EBITDA do not represent, and should not be considered as alternatives to, net income or cash flows provided by operating activities, as determined by Generally Accepted Accounting Principles (“GAAP”), and our calculations thereof may not be comparable to that reported by other companies. EBITDA and Adjusted EBITDA are included in this report because they are a basis upon which we assess our liquidity position and because certain covenants in our borrowing arrangements are tied to similar measures. We also believe that it is widely accepted that EBITDA and Adjusted EBITDA provide useful information regarding a company’s ability to service and/or incur indebtedness. This belief is based on our negotiations with our lenders who have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on our EBITDA and our Adjusted EBITDA. EBITDA and Adjusted EBITDA do not take into account our working capital requirements, debt service requirements, tax payments, capital expenditures and other commitments and, accordingly, are not necessarily indicative of amounts that may be available for discretionary use. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors.

	Fiscal Year Ended

		Predecessor	Predecessor	Predecessor	Predecessor
	October 29,	October 30,	October 25,	October 26,	October 27,
	2005	2004	2003	2002	2001

	(Dollars in thousands)
Net income (loss)	$(6,199)	$(461)	$4,528	$5,926	$10,800
Add:
Depreciation and amortization	7,069	7,213	7,601	8,329	13,074
Interest expense(a)	25,601	22,705	21,257	21,434	24,534
Income tax provision (benefit)	(7,768)	(3,499)	1,579	569	2,876

EBITDA	$18,703	$25,958	$34,965	$36,258	$51,284
Add:
ESOP compensation expense(b)	5,040	4,851	1,874	1,344	2,091
Amortization of purchase accounting(c)	—	—	28	259	4
Non-cash compensation/benefit cost(d)	3,351	1,123	—	586	526
Debt extinguishment expense(e)	—	12,961	—	—	—
Merger expense(f)	24,473
Fixed asset write-off	—	—	—	—	161

Adjusted EBITDA	$51,567	$44,893	$36,867	$38,447	$54,066

(a)	Interest expense includes the amortization of deferred financing fees.

(b)	Represents the value of the shares committed to be released by the ESOP trustee under the ESOP’s provisions for allocation to participants and recognized as a non-cash compensation expense, excluding ESOP compensation expense of $3,413 recorded in connection with the Merger and included in Merger expense.

(c)	Represents the incremental depreciation relating to plant and equipment written up to its fair market value under purchase accounting applied to the acquisition of Argo-Tech Corporation Costa Mesa (formerly J.C. Carter Company, Inc.). Such amortization is included in cost of sales.

(d)	In fiscal year 2001, this represents the non-cash expense related to the remeasurement of the stock option plans whose expiration date was extended. In fiscal year 2002, this represents the non-cash expense related to a salary early retirement program. In fiscal year 2004, this represents the non-cash compensation expense related to our ESOP Excess Benefit Plan. In fiscal year 2005, this represents $404 of non-cash compensation expense related to our ESOP Excess Benefit Plan, $2,521 of non-cash compensation expense related to the granting of SARs and $426 of non-cash expense related to the hourly employee early retirement program.

(e)	Represents the write-off of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement in June 2004, amounts paid for the tender, consent and redemption of our senior subordinated notes and the recognition of the remaining accretion on a portion of our senior subordinated notes that were issued at a discount.

(f)	Represents non-recurring expense associated with the Merger consisting of stock compensation cost, ESOP Excess Benefit Plan cost, and severance and stay payments.
      The following table reconciles Adjusted EBITDA to net cash flow from operating activities:

		Predecessor	Predecessor	Predecessor	Predecessor
	October 29,	October 30,	October 25,	October 26,	October 27,
	2005	2004	2003	2002	2001

	(Dollars in thousands)
Adjusted EBITDA	$51,567	44,893	36,867	38,447	54,066
Change in operating assets and liabilities	(6,376)	8,424	(590)	14,973	(6,559)
Interest expense	(25,601)	(22,705)	(21,257)	(21,434)	(24,534)
Merger expense	(24,473)
Income tax benefit (provision)	7,768	3,499	(1,579)	(569)	(2,876)
All other adjustments	(2,692)	(881)	2,232	(693)	(2,034)

Net cash provided by operating activities	$193	$33,230	$15,673	$30,724	$18,063

(5)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(6)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees. No ratio is presented for the fiscal years ended October 29, 2005 and October 30, 2004 as the earnings for those periods were $13,967,000 and $3,960,000 less than the fixed charges, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion of financial condition and results of operations should be read together with “Selected Financial Data,” Argo-Tech’s consolidated financial statements and the notes to those statements and other financial information included elsewhere in this report. Is this section references to “Argo-Tech,” “the Company,” “we,” “us”, or “our” are to Argo-Tech Corporation, together with its subsidiaries. References to “Holdings” are to AT Holdings Corporation, which holds all of the outstanding capital stock of Argo-Tech. The Merger closed on October 28, 2005. Any operating results or cash flow information presented herein is considered “Predecessor” financial information. Balance sheet information as of October 30, 2004 and October 25, 2003 is also considered “Predecessor” financial information. The balance sheet information as of October 29, 2005 reflects a new basis of accounting incorporating the fair value adjustments made in recording the Merger while prior periods are presented using the historical cost basis of the Company. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for more information regarding forward-looking statements.

Overview
      We are a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio. The Corporate segment primarily includes expenses not specifically identified or charged to the operating business segments for measurement of operating performance. These expenses include, but are not limited to, certain depreciation, early retirement expenses, and compensation related to SARs. Financial information by business segment can be found in Note 14 to the audited consolidated financial statements included elsewhere in this report.
      In fiscal 2005, the Aerospace segment generated approximately 73% of our net revenues and the Industrial segment generated approximately 27% of our net revenues. Approximately 66% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 34% of our aerospace revenues. Approximately 63% of the industrial revenues were derived from sales to commercial customers, while military customers represented approximately 37% of our industrial revenues.
      In fiscal 2005, sales to commercial OEMs represented approximately 26% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below the cost of production in anticipation of receiving orders for commercial spare parts and overhaul activities at significantly higher margins. Most of our OEM sales are on a sole source basis; therefore, in most cases, we are the only OEM certified provider of these parts in the aftermarket. On average, a commercial aircraft will experience five to six main engine fuel pump overhauls over its 30-year life span. We have over 50 years of experience in most of our product lines which allows us to benefit from a large existing installed base.
      In contrast to the practice in the commercial aerospace industry, we are generally reimbursed for the design, test and qualification costs of equipment used on military aircraft. Military original equipment shipments generally are sold at cost plus a reasonable profit. Due to lower aircraft utilization, military aftermarket sales are less significant than commercial aftermarket sales. Aftermarket margins for military products are at a level higher than military original equipment shipments.
      The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying consolidated financial statements. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends
Recent Developments

Merger
      On October 28, 2005, Holdings consummated a merger with Vaughn Merger Sub, Inc. (“Vaughn”) in which Vaughn merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of V.G.A.T. Investors, LLC (“VGAT”). Effective upon the completion of the Merger, Argo-Tech and Holdings entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Facility”), dated as of September 13, 2005. The Amended Credit Facility provides for aggregate borrowings by Argo-Tech of up to approximately $59.1 million, comprised of senior secured loans of approximately $19.1 million, consisting of the term loans outstanding ($14.1 million) on the effective date of the Amended Credit Facility plus an additional $5.0 million term loan and loans under a senior secured revolving credit facility (the “Revolving Loans”) in an aggregate principal amount not to exceed $40.0 million. All loans under the Amended Credit Facility will mature on June 23, 2009.

      On October 6, 2005, Argo-Tech commenced a solicitation (the “Solicitation”) of consents from holders of the 9 1/4% Senior Notes (the “Notes”) to modify the covenant in the Indenture dated June 23, 2004, by and among Argo-Tech, the guarantors named therein and The Bank of New York Trust Company, N.A. (formerly known as BNY Midwest Trust Company), as trustee (the “Indenture”) that (i) limits Restricted Payments (as defined in the Indenture) to permit Argo-Tech to make distributions of up to $5.0 million to Holdings in connection with the Merger, (ii) relates to the financial reporting obligations to provide that if Holdings executes and delivers an unconditional guarantee to Argo-Tech and the trustee with respect to all obligations and liabilities under the Indenture, then the financial reports and other information required by that covenant may be provided by Holdings (together, the “Indenture Amendments”), and (iii) waives the requirement that Argo-Tech make a Change of Control Offer (as defined in the Indenture) as a result of the Merger. The Solicitation expired on October 26, 2005. $172,240,000, or 68.9%, in aggregate principal amount of the Notes consented to the proposed amendments and waiver and Argo-Tech entered into a First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture. As a result of the change in control of Holdings that occurred on October 28, 2005 in connection with the Merger, a Change of Control (as defined in the Indenture) occurred. Accordingly, on November 1, 2005, the Company made a Change of Control Offer, pursuant to which Argo-Tech offered to repurchase, for cash, all or part of the Notes, as to which a valid consent and waiver was not delivered in the Solicitation, at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. No Notes were tendered and the Change of Control Offer expired at 5 pm on December 1, 2005.
      The cash merger consideration of approximately $164.7 million paid to Holdings’ former common stockholders, holders of in-the-money stock options and stock appreciation rights and the holder of the warrant to purchase Holdings common stock (including merger related expenses of approximately $4.6 million borne by the former stockholders of Holdings and excluding $11.2 million fair value of stock and stock options rolled over in connection with the Merger) and acquisition and financing fees and expenses of approximately $11.5 million was financed by: (1) an investment of $111.2 million by V.G.A.T. Investors, LLC, (2) $5.0 million term loan under the Amended Credit Facility, (3) $42.6 million of proceeds from the issuance by Holdings of $67.0 million in aggregate principal amount at maturity of 11 3/4% Senior Discount Notes due 2012 and (4) the use of existing cash balances. The interest on the Senior Discount Notes, under an Indenture by and between Holdings and The Bank of New York Trust Company, will accrue in the form of an increase in the accreted value of such notes prior to October 15, 2009. Thereafter, cash interest will accrue and be payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2010, at a rate of 11 3/4%. These notes will be unsecured and will rank equally in right of payment with all Holdings’ existing and future senior debt and senior to all its existing and future subordinated debt. The Holdings notes will be effectively subordinated in right of payment to all Holdings’ existing and future secured debt, including its guarantee of debt under the Amended Credit Facility, to the extent of the value of the assets securing such debt. In addition, the Holdings notes will be structurally subordinated to all existing and future debt of Holdings’ existing and future subsidiaries, including Argo-Tech and Argo-Tech’s subsidiaries.
      The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price to the Company’s assets and liabilities is subject to adjustment.

      The following table summarizes the preliminary fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets:
Current assets	$130,491
Property, plant and equipment	41,970
Goodwill	200,152
Intangible assets	214,440
Other assets	2

Total assets	$587,055

Liabilities:
Current liabilities	$56,313
Long-term debt	264,063
Other noncurrent liabilities	92,230

Total liabilities	412,606

Purchase price allocated to Company	$174,449

      The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger had occurred at the beginning of each period presented (in thousands):

	Year ended	Year ended
	October 29,	October 30,
	2005	2004

Net sales	$212,595	$187,328
Loss from operations	(13,310)	(17,936)
Net loss	(19,716)	(23,254)
      The pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that will be charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions is sold, (ii) additional amortization expense that will be recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense resulting from the write-up of the carrying value of property, plant and equipment to fair value, (iv) amortization of the write-up of the Notes to fair market value over the remaining life of the loan, (v) additional interest expense related to the increase in the Term Loan and related amortization expense and (vi) excluding expenses related to the Merger (discussed below). This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.
      The Company’s results of operations for the period ended October 29, 2005 include a one-time charge of $24.5 million ($15.2 million after tax) that was recorded as a result of the Merger and consists primarily of stock compensation costs, ESOP excess benefit plan, severance and stay payments in connection with the Merger.

ESOP
      We established our Employee Stock Ownership Plan (the “ESOP”) on May 17, 1994 by purchasing 420,000 shares of common stock of Holdings with the proceeds of a $16.8 million ten-year loan funded through a credit facility that was refinanced on July 18, 1997. The term of the loan ended on April 28, 2004 and the loan was repaid in full. We contributed 21,000 shares of Holdings common stock to the plan in October 2004 and contributed 42,000 shares in September 2005. All of these 63,000 shares had been repurchased by Argo-Tech from plan participants who exercised their put option rights under the plan. The ESOP, which includes approximately 225 of our salaried employees, represented an ownership interest in

Holdings of approximately 54% prior to the Merger (as defined below). GAAP requires that non-cash ESOP compensation expense and a corresponding increase in shareholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $8.5 million (of which $3.4 million is included in Merger expense), $4.9 million and $1.9 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. In fiscal 2005, 2004 and 2003, we were required to repurchase an aggregate of approximately $3.8 million, $0.6 million and $0.3 million, respectively, of redeemable ESOP stock which we purchased using available cash. Upon completion of the Merger, (i) the ESOP was amended to no longer be an employee stock ownership plan, (ii) the ESOP no longer held any Holdings common stock, and (iii) no additional shares of Holdings common stock will be contributed to it. Following completion of the Merger, we adopted an amendment to our 401(k) plan for salaried employees under which we will make cash contributions currently estimated to be approximately $1.3 million per year, in place of the obligation to repurchase shares of redeemable ESOP stock discussed above.

Stock Appreciation Rights (SARs)
      On March 1, 2005, we granted 45,200 SARs to certain full-time employees of Argo-Tech and its subsidiaries. Our directors and executive officers did not participate in the plan. The total number of SARs which could be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, could not exceed 50,000, except to the extent of certain authorized adjustments. The SARs vested 33 1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR is determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control or ten years from the initial date, each SAR entitled the holder to a cash payment equal to the increase, if any, in the value of one share of Holdings common stock from the initial date to the date of payment. There is $2.5 million of SAR expense included in selling, general and administrative expenses for fiscal 2005. The Merger constituted a change of control under the SARs, and the holders of the SARs received a portion of the merger consideration in exchange for the cancellation of their SARs. The cancellation of the SARs resulted in additional compensation expense of $4.6 million in fiscal year 2005, which is included in Merger expense.

Refinancing
      On June 23, 2004, we issued the 9 1/4% Senior Notes and completed a refinancing of substantially all of our outstanding indebtedness and capital structure by:

•	purchasing through a tender offer our outstanding $195.0 million aggregate principal amount of senior subordinated notes due 2007, together with a premium of approximately $5.5 million and accrued and unpaid interest of approximately $4.0 million, and redeeming any of these notes that were not tendered;

•	redeeming all of Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock at 100% of the $30.0 million liquidation preference, together with accrued and unpaid dividends of $27.6 million; and

•	restating $19.8 million of term loans outstanding under our then-existing senior credit facility, together with accrued and unpaid interest of $0.1 million.
The above transactions and the payment of associated fees and expenses are collectively referred to in this report as the “Refinancing.”

Argo Tracker
      Argo Tracker Corporation, another subsidiary of Holdings, owns an asset tracking technology that is currently in development. Argo-Tech provides the funding for the development of this technology through dividends to Holdings. Dividends to Holdings for these development expenses in fiscal 2005 and 2004 were $3.1 million and $0.9 million, respectively. These dividends were within the restrictions governing Argo-Tech’s ability to pay dividends or make other restricted payments to Holdings contained in both the indenture governing the 9 1/4% Senior Notes and the senior credit facility.

Other
      Following the September 11, 2001 terrorist attacks, the commercial aerospace industry experienced a significant downturn in both the OEM and aftermarket sectors. The major commercial airlines reduced their flying capacity by retiring older aircraft, parking underutilized aircraft and canceling or delaying the delivery of new aircraft. Additionally, many airlines deferred maintenance, which reduced the need for aftermarket services. The commercial aerospace industry continued its recovery in fiscal 2005. During fiscal 2005, commercial OEM and aftermarket revenues increased 15.8% and 15.9%, respectively compared to 2004. We anticipate that commercial OEM and aftermarket revenues will increase modestly in 2006. Military aerospace revenues increased 3.2% in fiscal 2005 due to demand for aftermarket products and services due to increased production on several OEM programs. We anticipate military revenues will remain steady in 2006. We also expect increased Industrial revenues in 2006 due to higher demand for our ground fueling and cryogenic products.
      Our fiscal year 2006 revenues and cash flows are forecasted to be higher than fiscal year 2005 due to continued improvement in the commercial aerospace industry and improved performance in our cryogenic products business, partially offset by increased development expenses related to new programs. We believe that we will be able to maintain our liquidity and remain in compliance with our debt covenants.
      This section includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. There can be no assurances that our current outlook will prove to be correct.
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
      Revenue Recognition. Revenues are generally recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our OEM customers. These agreements require us to supply all the amounts ordered by the customers during the term of the agreements (generally three to five years) at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined. We have a history of making reasonably dependable estimates for estimated losses on contracts; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.
      Valuation of Accounts Receivable and Allowance for Doubtful Accounts. We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our customer accounts, and when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings, we immediately record a bad debt expense and reduce the related receivable to the amount we reasonably believe is collectible. We estimate the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Our estimate of the allowance amounts includes amounts for specifically identified losses and a general amount for estimated losses. The determination of the amount of the allowance for doubtful accounts is subject to significant of judgment and estimation by management. If circumstances change or economic conditions deteriorate, our estimates of the recoverability of receivables could be further adjusted.
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
      Valuation of Goodwill and Intangible Assets. The Merger has resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Intangible assets, such as goodwill, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. We review goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review is based on estimates of the fair value of the assets, cash flow projections and appropriate discount rates. The determination of future cash flows is based on the Company’s long-range planning forecasts. This approach uses our estimates of future market growth and forecasted revenue and costs. If different assumptions were used in these plans, the related cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.
      Pensions and Post-retirement Plan Assumptions. We have two noncontributory defined benefit pension plans for qualifying hourly and salary employees and a postretirement health care benefit plan for qualifying hourly retirees and their dependents. We account for our defined benefit plans in accordance with SFAS No. 87, No. 106 and No. 132(R), which requires amounts recognized in the financial statements to be determined on an actuarial basis. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement health care benefit plan. The estimated cost and benefits of the noncontributory defined benefit pension plans and the postretirement health care plan are determined by an independent actuary using various actuarial assumptions, including, but not limited to, assumptions on demographic factors such as retirement, mortality and turnover. We have analyzed the rate of return on assets used and determined that this rate is reasonable based on the plans’ historical performance relative to the overall markets. The discount rate assumption is consistent with prior years and is based on changes in the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our benefit plan expenses would also change. An increase/decrease in the discount rate, assuming no other changes in the estimates, reduces/increases the amount of the accumulated benefit obligation and the related required expense. A detailed discussion of Argo-Tech’s pensions and post-

retirement plans can be found in Note 11 to the audited consolidated financial statements included elsewhere in this report.
      Purchase Accounting. The Merger (See “— Recent Developments”) was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of VGAT’s investment to the Company’s assets and liabilities is subject to adjustment.
Results of Operations
      The following table presents, for the periods indicated, selected items in our consolidated statements of income as a percentage of net revenues:

	Fiscal Year Ended

	Predecessor	Predecessor	Predecessor
	October 29,	October 30,	October 25,
	2005	2004	2003

Net revenues	100.0%	100.0%	100.0%
Gross profit	41.2	41.7	41.2
Selling, general and administrative	16.7	16.6	16.5
Research and development	6.0	6.4	5.9
Amortization of intangible assets	1.6	1.8	2.1
Merger expense	11.5	—	—

Income from operations	5.4	16.9	16.7
Interest expense	12.0	12.1	13.2
Debt extinguishment expense	—	6.9	—
Other, net	—	—	0.3

Income/(loss) before income taxes	(6.6)	(2.1)	3.8
Income tax provision/(benefit)	(3.7)	(1.9)	1.0

Net income/(loss)	(2.9)%	(0.2)%	2.8%

Fiscal 2005 Compared with Fiscal 2004
      Net revenues for fiscal 2005 increased $25.3 million, or 13.5%, to $212.6 million from $187.3 million in fiscal 2004. This increase was primarily due to an increase in aerospace revenues of $15.7 million and a $9.6 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $14.1 million of commercial aerospace revenues and an increase of $1.6 million in military revenues. Commercial OEM revenues increased $3.7 million, or 15.8%, to $27.2 million and commercial aftermarket revenues increased $10.3 million, or 15.9%, to $75.3 million in fiscal 2005. Commercial OEM revenues increased primarily due to increased engine build rates resulting in increased pump requirements from our customers. Commercial aftermarket revenues increased primarily due to an increase in MRO services along with an increase in demand for spare parts. Military revenues increased primarily due to an increase in OEM and aftermarket main engine and airframe component revenues, partially offset by a reduction in revenues related to OEM airframe development programs as more of the airframe components moved from development into production. Industrial revenues increased $9.6 million, primarily attributable to an increase in cryogenic pump and ground fueling revenues, offset by a slight decrease in business park revenues.
      Aerospace gross profit for fiscal 2005 increased $6.9 million, or 10.9%, to $70.2 million from $63.3 million for fiscal 2004. The increase in gross profit is primarily attributable to an increase in sales, partially offset by a slight increase in manufacturing costs and non-cash compensation expense associated with the ESOP. Aerospace gross margin decreased to 45.3% for fiscal 2005 from 45.5% for fiscal 2004. The decrease in gross margin is primarily attributable to the dilutive effect of higher commercial OEM sales. Industrial gross profit for fiscal 2005 increased $2.7 million, or 17.8%, to $17.8 million from $15.2 million for fiscal 2004, primarily as a result of increased cryogenic pump and ground fueling revenues and a decrease in manufacturing costs for our cryogenic pump products. Gross margin decreased to 30.9% for fiscal 2005 from 31.4% for fiscal 2004, primarily attributable to the dilutive effect of increased cryogenic pump revenues as a percent of total industrial revenues.
      Selling, general and administrative expenses for fiscal 2005 increased $4.3 million, or 13.8%, to $35.5 million from $31.2 million for fiscal 2004. The increase in selling, general and administrative expenses is primarily related to an increase in non-cash compensation expenses associated with our SAR plan, the ESOP and ESOP Excess Benefit Plan, increased marketing expenses, increased incentive compensation and non-cash expense for an hourly employee early retirement program. The SAR plan and hourly early retirement expenses were recorded in our Corporate business segment. Selling, general and administrative expenses as a percentage of net revenues increased to 16.7% for fiscal 2005 from 16.6% for fiscal 2004 primarily due to the increased expenses discussed above offset by the increase in net revenues.
      Research and development expenses for fiscal 2005 increased $0.9 million, or 7.6%, to $12.8 million from $11.9 million for fiscal 2004. The increase in research and development expenses is due to a decrease in customer paid development expenses. Research and development expenses as a percentage of net revenues decreased from 6.4% for fiscal 2004 to 6.0% for fiscal 2005 primarily due to the increase in net revenues discussed above.
      Amortization of intangible assets for 2005 of $3.4 million was unchanged compared to $3.4 million for fiscal 2004. Amortization of intangible assets as a percentage of net revenues decreased from 1.8% for fiscal 2004 to 1.6% for fiscal 2005 due to the increase in net revenues discussed above.
      Merger expense of $24.5 million for fiscal 2005 represents a one-time charge that was recorded as a result of the Merger and consists primarily of stock compensation costs, ESOP Excess Benefit Plan costs, severance and stay payments.
      Income from operations for fiscal 2005 decreased $20.1 million, or 63.6%, to $11.5 million from $31.6 million for fiscal 2004. As a percentage of revenues, income from operations for fiscal 2005 decreased to 5.4% from 16.9% for fiscal 2004. The decrease in income from operations was primarily due to one-time expenses related to the Merger and increased selling, general and administrative expenses, partially offset by increased Aerospace and Industrial revenues and the improved financial performance in our cryogenic pump products.
      Interest expense for fiscal 2005 increased $2.9 million, or 12.8%, to $25.6 million from $22.7 million for fiscal 2004 primarily due to the increase in borrowing and interest rate related to the $250.0 million of 9 1/4% senior notes issued in June 2004, which was partially offset by lower outstanding borrowings under our credit facility and lower amortization of deferred financing fees.
      Debt extinguishment expense of $13.0 million was incurred in fiscal 2004. The expense consists of the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8 5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8 5/8% senior subordinated notes that were issued at a discount.
      The income tax benefit was $7.8 million for fiscal 2005 as compared to a benefit of $3.5 million for fiscal 2004. The increase in the income tax benefit is primarily due to an increase in pre-tax loss primarily due to one-time expenses related to the Merger offset by the non-recurring debt extinguishment expense in fiscal 2004.
      Argo-Tech incurred a net loss of $6.2 million for fiscal 2005 compared to a loss of $0.5 million for fiscal 2004 primarily as a result of the factors referred to above.

Fiscal 2004 Compared with Fiscal 2003
      Net revenues for fiscal 2004 increased $26.6 million, or 16.6%, to $187.3 million from $160.7 million for fiscal 2003. This change was due to an increase in aerospace revenues of $16.9 million and a $9.7 million increase in industrial revenues. The increase in aerospace revenues was attributable to an increase of $10.9 million in commercial revenues and an increase of $6.0 million in military revenues. Commercial OEM revenues increased $2.3 million, or 11.4%, to $22.5 million and commercial aftermarket revenues increased $8.6 million, or 15.3%, to $64.9 million. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to increases in repair and overhaul services and demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM and aftermarket main engine fuel pumps and components as well as an increase in revenues related to airframe components on various OEM and OEM development programs, partially offset by a decrease in aftermarket revenues related to airframe components. Industrial revenues increased $9.7 million, primarily attributable to an increase of $8.0 million in ground fueling revenues, of which $6.2 million was attributable to military sales, and $1.9 million in cryogenic pump revenues, offset by a slight decrease in business park revenues.
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
      Industrial gross profit for fiscal 2004 increased $2.2 million, or 16.9%, to $15.2 million from $13.0 million in fiscal 2003. The increase in gross profit was attributable to an increase in ground fueling revenues partially offset by a decrease in cryogenic gross profit, attributable to an increase in manufacturing costs. Gross margin decreased to 31.0% in fiscal 2004 from 33.0% in fiscal 2003 primarily attributable to an increase in manufacturing costs for our cryogenic pump products partially offset by a favorable sales mix of ground fueling products.
      Selling, general and administrative expenses for fiscal 2004 increased $4.8 million, or 18.2%, to $31.2 million from $26.4 million for fiscal 2003. The increase in selling, general and administrative expenses of $4.8 million was related to increased non-cash costs associated with ESOP compensation, increased incentive compensation, and increased marketing costs, including commissions and royalties. Selling, general and administrative expenses as a percentage of net revenues increased to 16.6% for fiscal 2005 from 16.5% for fiscal 2004 primarily due to the increased expenses discussed above partially offset by the increase in net revenues.
      Research and development expenses for fiscal 2004 increased $2.4 million, or 25.3%, to $11.9 million from $9.5 million for fiscal 2003. The increase in research and development expenses is due to a decrease in customer paid development expenses. Research and development expenses as a percentage of net revenues increased to 6.4% for fiscal 2004 from 5.9% for fiscal 2003 primarily due to the increase in development expense offset by the increase in net revenues discussed above.
      Amortization of intangible assets for 2004 of $3.4 million was unchanged compared to $3.4 million for fiscal 2003. Amortization of intangible assets as a percentage of net revenues decreased from 2.1% for fiscal 2004 to 1.8% for fiscal 2003 due to the increase in net revenues discussed above.
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
      Interest expense for fiscal 2004 increased $1.5 million, or 7.1%, to $22.7 million from $21.2 million in fiscal 2003 due to a higher outstanding borrowing and interest rate on the $250.0 million 9 1/4% Senior Notes issued in June 2004, which was partially offset by lower outstanding borrowing and interest rates on our credit facility.
      Debt extinguishment expense of $13.0 million was incurred in fiscal 2004. The expense is for the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8 5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8 5/8% senior subordinated notes that were issued at a discount.
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
      Net income for fiscal 2004 decreased $5.0 million to a loss of $.5 million from income of $4.5 million in fiscal 2003, primarily due to the revenue and expense factors discussed above.
Export Sales
      Substantially all of our export sales are denominated in U.S. dollars. Export sales for fiscal years 2005, 2004, and 2003 were $95.4 million, $80.2 million and $66.7 million, respectively. Sales to Europe for fiscal years 2005, 2004 and 2003 were $42.2 million, $32.8 million and $30.4 million, respectively. Sales to the Pacific Rim for fiscal years 2005, 2004 and 2003 were $35.5 million, $26.0 million and $25.3 million, respectively. Export sales to all other regions, individually less than 10%, were $17.7 million, $21.4 million and $11.0 million for fiscal years 2005, 2004 and 2003, respectively.
Liquidity and Capital Resources
      We are a holding company that receives all of its operating income from its subsidiaries. As a result, our primary source of liquidity for conducting business activities and servicing our indebtedness has been cash flows from our subsidiaries’ operating activities.
      In connection with the Merger, the Company amended and restated its credit agreement and, after scheduled repayments of $0.7 million, has a $19.1 million Term Loan Facility and has available a $40.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($31.6 million at October 29, 2005 after reduction of $8.4 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility and Term Loan mature on June 23, 2009. The Amended Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Holdings). The Amended Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. In addition, the Company has the right to request (but no lender is committed to provide) additional term loans and revolving commitments under such facilities, subject to the satisfaction of customary conditions, including being in compliance with the financial covenants in the credit agreement after giving effect, on a pro forma basis, to any such incremental borrowing. The Amended Credit Facility contains no restrictions on the ability of the Company’s subsidiaries to make distributions to the Company. The Amended Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 29, 2005. Interest was calculated, at the Company’s choice, using an alternate base rate (“ABR”) or the London Interbank Offered Rate (“LIBOR”), plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The interest rate for fiscal year 2005 was 1.00% plus ABR or 2.50% plus LIBOR.

      At October 29, 2005, the Company had outstanding $250.0 million 9 1/4% Senior Notes due 2011. Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Senior Notes will mature on June 1, 2011. In connection with the Merger, the 9 1/4% Senior Notes were written up $10.0 million, to $260.0 million, their fair market value. The Senior Notes are unsecured and rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt. The Senior Notes will be effectively subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are subject to certain limitations and restrictions which the Company has not exceeded at October 29, 2005.
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
      The following table presents, for the periods indicated, certain information for the cash flows of the Company (in thousands):

	Fiscal Year Ended

	Predecessor	Predecessor	Predecessor
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	October 29,	October 30,	October 25,
	2005	2004	2003

Cash Flows Provided By (Used In):
Operating Activities	$193	$33,230	$15,673
Investing Activities	(4,376)	(3,056)	(1,939)
Financing Activities	2,215	(28,374)	(17,446)

Increase (decrease) in cash and cash equivalents	$(1,968)	$1,800	$(3,712)

      Cash Flows from Operating Activities. For fiscal 2005, $0.2 million of cash was provided by operating activities compared to $33.2 million of cash provided by operating activities in fiscal 2004. The decrease is primarily a result of cash outlays made in connection with the one-time expenses related to the Merger together with increases in working capital to support higher aerospace revenues and new cryogenic pump orders partially offset by an increase in accrued liabilities due to higher tax withholding related to the compensation expense for the Merger and higher accrued interest. Cash provided by operating activities for fiscal 2004 increased $17.5 million, to $33.2 million, from $15.7 million in fiscal 2003 primarily as a result of an increase in income from operations and a net favorable change in operating assets and liabilities.
      Cash Used In Investing Activities. Net cash used in investing activities was $4.4 million, $3.1 million and $1.9 million for fiscal years 2005, 2004 and 2003, respectively, for expenditures for the purchase of property, plant and equipment. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.
      Cash Flows from Financing Activities. Cash provided by financing activities for fiscal 2005 was $2.2 million compared to cash used in financing activities of $28.4 million in fiscal 2004. The cash generated from financing activities in fiscal 2005 primarily resulted from $5.0 million of additional borrowing on our term loan and $6.4 million in a contribution from Holdings to pay expenses related to the Merger offset by $1.4 million of financing fees related to the Merger, $3.8 million of stock repurchased from former ESOP participants, a $3.1 million dividend to Holdings to fund the development of Argo Tracker and $0.7 million to repay long-term debt. Cash used in financing activities for fiscal 2004 was $28.4 million, primarily as a result of the issuance of $250.0 million of senior notes, offset by our Refinancing transactions. These transactions included (i) the purchase of $195 million of our 8 5/8% senior subordinated notes, (ii) a dividend to Holdings for the redemption of all of Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock, (iii) scheduled repayments and the restatement of our credit facility and (iv) payment of transaction fees and expenses. Cash used in financing activities for fiscal 2003 was $17.4 million, which was primarily used to make scheduled repayments of long-term debt and payment of financing related fees associated with amending our credit agreement.
      Capital Expenditures. Our capital expenditures for fiscal years 2005, 2004 and 2003 totaled $4.4 million, $3.1 million and $1.9 million, respectively, which were related in each year to maintaining existing facilities and equipment and systems to support current operating activities. We expect to incur capital expenditures of approximately $5.5 million in fiscal year 2006 relating to the continued maintenance of facilities, equipment and systems to support current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.
      We do not enter into derivative contracts for trading or speculative purposes. We have no derivative financial instruments.
      Contractual Cash Obligations. The following is a summary of contractual and other long-term cash obligations as of October 29, 2005:

	Payment Due By Period

					2010 and
	2006	2007	2008	2009	Thereafter	Total

	(Dollars in millions)
Term Loans	$0.7	$0.8	$3.6	$14.0	$—	$19.1
9 1/4% Senior Notes	—	—	—	—	250.0	250.0
Operating leases	0.3	0.2	0.1	0.1	—	0.7
Other long-term obligations*	26.1	26.0	26.2	25.7	60.4	164.4

Total contractual and other long-term cash obligations	$27.1	$27.0	$29.9	$39.8	$310.4	$434.2

*	Represents interest payments on the Term Loans (at an assumed average interest rate of 6.5%) and the 9 1/4% Senior Notes, estimated funding for retirement and other post-employment benefits and other long-term commitments.
      Our primary future uses of cash from operating activities will consist of debt service and capital expenditures. We believe that cash flows from operations will provide adequate funds for our working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, and to make scheduled payments on our indebtedness depends on our future operating performance and cash flows. We may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. These items are subject to prevailing conditions and to financial, business, and other factors, some of which are beyond our control. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and there can be no assurance that any such capital will be available to us on acceptable terms, if at all.
      Off-Balance Sheet Arrangements. The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition.
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

      In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Argo-Tech will adopt the provisions of this statement for the Company’s fiscal year beginning October 30, 2005 using the modified prospective method. Management has not determined the effect the adoption of this statement will have on Argo-Tech’s consolidated financial position or results of operations.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS”) No. 154. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management has determined that adoption of this statement will not have an impact on Argo-Tech’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 29, 2005, Argo-Tech had fixed rate debt of $250.0 million at 9 1/4% and variable rate debt under our credit facility of $19.1 million, calculated at Argo-Tech’s choice using an ABR or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

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
      (a) Disclosure Controls and Procedures.
      The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Argo-Tech’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”), and have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed in Argo-Tech’s reports filed under the Exchange Act.
      (b) Change in Internal Controls.
      There were no changes in Argo-Tech’s internal control over financial reporting during the fiscal quarter ended October 29, 2005 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

      (c) Sarbanes-Oxley Act — Section 404 Compliance.
      Section 404 of the Sarbanes-Oxley Act requires management of any company that is required to file periodic reports under Section 13(a) or 15(d) of the Securities Exchange Act to report on, and its independent auditors to attest to, such company’s internal control over financial reporting. Although Argo-Tech is a voluntary filer of periodic reports, to comply with covenants under the indenture governing its 9 1/4% senior notes, Argo-Tech anticipates complying with these reporting and attestation requirements beginning with the fiscal year ending October 27, 2007 (which is the first period for which it would be required to comply with such provisions if it was required to file such periodic reports) and is actively continuing its ongoing internal process of documenting, testing and evaluating the effectiveness of its internal control over financial reporting utilizing outside assistance.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The following table sets forth certain information concerning our directors and executive officers. Directors serve until their successors are elected at each annual meeting. Officers hold office until their successors are elected and qualified.

Name	Age	Position

Michael S. Lipscomb	59	Chairman, President, Chief Executive Officer and Director
Paul R. Keen	56	Executive Vice President, General Counsel and Secretary
John S. Glover	57	Vice President and Chief Financial Officer
John Daileader	41	Director
Reginald L. Jones, III	46	Director
Jeffrey W. Long	49	Director
Kathleen Moran	39	Director
Daniel S. O’Connell	51	Director
John R. Woodard	41	Director
      Michael S. Lipscomb has been Chairman, President & Chief Executive Officer since 1994. Mr. Lipscomb joined TRW’s corporate staff in February 1981 and was made Director of Operations for the Power Accessories Division in 1985. Mr. Lipscomb was named Vice President of Operations when Argo-Tech was formed in 1986, becoming President in 1990 and Chairman and Chief Executive Officer in 1994. Mr. Lipscomb has also served as a director of Argo-Tech and Holdings since 1990.
      Paul R. Keen is Executive Vice President, General Counsel and Secretary. Mr. Keen was named Vice President and General Counsel in 1987, became Secretary in December 1990 and was promoted to Executive Vice President in December 2003. Prior to 1987, he spent the majority of his career with TRW as Senior Counsel, Securities and Finance and as primary legal counsel to two operating groups. Mr. Keen served as a Director of Argo-Tech from April 1999 until the closing of the Merger. Mr. Keen served as a member of the Board of Directors of Holdings from September 2003 to September 2004.
      John S. Glover was promoted to Vice President and Chief Financial Officer in December 2005. Mr. Glover was Vice President Finance and Information Systems with Argo-Tech Corporation (Costa Mesa), a wholly owned subsidiary of the Company, since November 2000. He was also Acting General Manager of the Carter Cryogenic Products Division of Argo-Tech Corporation (Costa Mesa) from June 2004 to June 2005.
      John Daileader has served as a Director of Argo-Tech and Holdings since December 20, 2005. Mr. Daileader was named a Managing Director of Greenbriar Equity Group LLC, a private equity group, in December 2004. From February 2002 through December 2004, he was a Principal of Greenbriar. From 1998 through June 2001, he was a Principal with JPMorgan Partners.
      Reginald L. Jones, III has served as a Director of Argo-Tech and Holdings since December 20, 2005. Mr. Jones is Managing Partner of Greenbriar Equity Group LLC, a position he has held since co-founding the firm in December 1999. Previously, he was Global Head of Goldman Sachs’ transportation banking group. He is also a Director of Active Aero Group, a full service air cargo and air charter company, and Electro-Motive Diesel, Inc., one of two U.S. original equipment manufacturers of diesel-electric locomotives.
      Jeffrey W. Long has served as a Director of Argo-Tech and Holdings since December 20, 2005. Mr. Long is Managing Director of Vestar Capital Partners, a private equity group, and joined Vestar Capital Partners in 2005. Prior to joining Vestar Capital Partners, Mr. Long served as a Consultant for McKinsey and Company for more than 12 years. Mr. Long received a BS, US Military Academy at West Point; Diplome, Institut d’Etudes politiques de Paris; MPA Kennedy School, Harvard; MMAS, Command and General Staff College, Ft Leavenworth, KS.

      Kathleen Moran has served as a Director of Argo-Tech and Holdings since December 20, 2005. Ms. Moran joined Greenbriar Equity Group LLC in 1999 as Chief Financial Officer, a position she still holds. In December 2004, she was appointed a Managing Director of Greenbriar.
      Daniel S. O’Connell has served as a Director of Argo-Tech and Holdings since December 20, 2005. Mr. O’Connell founded Vestar Capital Partners in April 1988 and has served as its Chief Executive Officer since that time. Prior to founding Vestar Capital Partners, Mr. O’Connell served as a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell currently serves as a Director of Birds Eye Foods, Inc., Solo Cup Company and St. John Knits International, Inc.
      John R. Woodard has served as a Director of Argo-Tech and Holdings since December 20, 2005. Mr. Woodard is a Managing Director of Vestar Capital Partners and is the co-head of Vestar’s industrial practice. He joined Vestar Capital Partners in 1998. Between March 1996 and February 1998, he served as a Managing Director in the private equity practice of The Blackstone Group, an investment and advisory firm. From April 1990 to March 1996, Mr. Woodard was a Vice President of Vestar Capital Partners. Mr. Woodard is currently a Director of Consolidated Container Holdings, LLC, Duff & Phelps, LLC, and Solo Cup Company.
Board Committees
      Argo-Tech does not maintain committees of its board of directors. The board of directors of Holdings maintains an audit committee and a compensation committee. The Board of Directors of Argo-Tech has not determined whether any of its members qualify as an “audit committee financial expert” within the meaning of Item 401(h)(2) of Regulation S-K.
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
Board Compensation
      Since 1999, Argo-Tech has not compensated its directors. Prior to the Merger, Holdings paid its directors a quarterly fee of $3,000 plus $4,000 and reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb, Ms. St. Clair and Mr. Keen for service on the board of Holdings are included in the “Annual Compensation” table below. Neither Argo-Tech nor Holdings intends to pay directors’ fees for the foreseeable future.
Employment Arrangements Following the Merger
      In connection with the closing of the Merger, Mr. Lipscomb and Mr. Keen entered into new employment agreements. These employment agreements provide for, among other things:

•	an initial term of three years with automatic renewals for one-year terms unless Argo-Tech or the executive gives written notice of election not to renew at least 90 days prior to the expiration of the applicable employment period;

•	an annual base salary of $543,828 (Mr. Lipscomb) and $279,926 (Mr. Keen), which will be increased annually by no less than a percentage equal to the percentage increase, if any, in the Consumer Price Index in the prior twelve-month period;

•	participation in (i) bonus arrangements, as determined by the Compensation Committee of the Argo-Tech Board of Directors, and (ii) employee benefit plans that are provided or made available by Argo-Tech to its senior executive officers;

•	four weeks of paid vacation per calendar year, prorated in the case of a partial year;

•	upon termination because of death or disability, the executive (or the executive’s estate) will receive an amount equal to (i) the executive’s salary through the date of termination plus (ii) a pro rata portion of the executive’s bonus for such year;

•	upon termination by Argo-Tech without cause (as defined in the agreement) or by the executive for good reason (as defined in the agreement) and subject to the executive’s compliance with the non-competition, non-solicitation and ownership of intellectual property provisions of the agreements, the executive will receive an amount equal to his current annual salary and bonus for the preceding fiscal year payable over the one-year period following termination as well as continuing health care coverage until the earlier of (i) one year following his departure and (ii) the date he becomes eligible for comparable coverage under health plans of any successor employer;

•	prohibitions against Mr. Lipscomb and Mr. Keen from competing with Argo-Tech or its subsidiaries or soliciting employees of Argo-Tech or its subsidiaries (both during employment and for a period of two years thereafter); and

•	payments intended to make them whole for any excise tax liability they incur due to their receipt of certain payments treated as being contingent upon a change in control in connection with the Merger under Section 280G of the Code.
These employment agreements replaced all pre-Merger employment, stay pay and severance agreements that Mr. Lipscomb and Mr. Keen had in place and govern any post-Merger severance payments Mr. Lipscomb and Mr. Keen are entitled to receive.
      In connection with the Merger, Mr. Glover entered into a change in control agreement with Argo-Tech. Under that agreement, if, in connection with or within six months of a Change in Control (as defined in the agreement) of Argo-Tech, Mr. Glover is terminated other than for cause (as defined in the agreement), Disability (as defined in the agreement) or death or voluntarily terminates his employment for Good Reason (as defined in the agreement), he will be entitled to receive severance payments equal to (a) his then current base salary and annual bonus for the preceding fiscal year and (b) continuing health care coverage until the earlier of (i) one year following his departure and (ii) the date he becomes eligible for comparable coverage under health plans of any successor employer.
Incentive Compensation Following the Merger

Incentive Units
      VGAT has three authorized classes of units of limited liability company interests, designated Class A Units, Class B Units and Class C Units. The Class B Units of VGAT (the “Class B Units”) and the Class C Units of VGAT (the “Class C Units” and, together with the Class B Units, the “Incentive Units” and, together with the Class A Units of VGAT and the Class B Units, the “Units”) are voting limited liability company interests and are available for issuance to employees, directors and service providers of and to Holdings and its subsidiaries for incentive purposes. In connection with the Merger, Mr. Lipscomb was granted 7,671 Class B Units of VGAT and 7,671 Class C Units of VGAT, and Mr. Keen was granted 1,705 Class B Units of VGAT and 1,705 Class C Units of VGAT.
      The Incentive Units entitle the holders to distributions in excess of a floor amount, which amount will be established based on the fair market value of the equity of Holdings (i) as of the closing of the Merger after giving effect to the Merger, for Incentive Units that are issued at the closing of the Merger, and (ii) as of the date of issuance, for Incentive Units that are issued after the Merger, in each case such that the Incentive Units will qualify as profits interests under the Code and the regulations promulgated thereunder.

      Approximately 55% of each class of the authorized Incentive Units were issued to members of management as of the closing of the Merger. The remaining 45% is reserved for issuance to employees, directors and service providers of and to Holdings and its subsidiaries.
      The Class B Units are subject to time-vesting requirements. Twenty percent of the Class B Units will vest effective as of the end of each fiscal year commencing at the end of fiscal 2006, so long as the holder of such Class B Units remains continuously employed by Holdings or any of its subsidiaries from the closing of the Merger until the end of each such fiscal year. Notwithstanding the foregoing, in the event that a holder’s employment with Holdings or any of its subsidiaries is terminated following October 31, 2006 other than by Holdings for cause or voluntarily by the holder, such holder’s Class B Units shall vest on a daily basis.
      The Class C Units are subject to performance-vesting requirements. For each fiscal year commencing with fiscal 2006, 20% of the Class C Units will be eligible to vest effective upon a sale of VGAT if the holder of such Class C Units remains continuously employed by Holdings or any of its subsidiaries from the closing of the Merger until the end of each such fiscal year (the “Time Criteria”). Upon a sale of VGAT, all Class C Units for which the Time Criteria has been satisfied will vest if each of the Sponsors receives a cash-on-cash return on the aggregate capital invested in VGAT that is equal to the greater of (i) an annualized internal rate of return of at least 25% on its aggregate equity investment in VGAT and (ii) at least 2.5 times the amount of its aggregate equity investment in VGAT (the “Performance Criteria”).
      Upon termination of employment with Holdings or any of its subsidiaries for any reason, all of a holder’s unvested Class B Units and Class C Units for which the Time Criteria has not been satisfied will be immediately forfeited. Any Class C Units held for which the Time Criteria has been satisfied will remain eligible for vesting upon a sale of VGAT if the Performance Criteria is satisfied. In addition, with respect to certain employees that have executed or will execute change of control agreements with VGAT, if such employee engages in a competitive activity during such employee’s employment with VGAT and its subsidiaries or at any time during the first year following termination of their employment, all Class B and Class C Units, whether vested or unvested, shall be immediately forfeited, and all other securities of VGAT or Holdings held by such person will be subject to repurchase within one year at cost.

Current Benefit Plans Continuing Following the Merger
      Salaried Pension Plan. Our Salaried Pension Plan was established on May 28, 1987, effective November 1, 1986. Prior to July 1, 1994, our regular, permanent salaried employees not covered by collective bargaining agreements were eligible to participate in this plan on their date of hire. Participation in the plan was closed to any person who was not a participant on June 30, 1994, and all benefit accruals ceased as of the close of business on June 30, 1994. The benefits of participants in the Salaried Pension Plan who were employees on June 30, 1994 became fully vested (to the extent otherwise non-vested) as of the close of business on June 30, 1994. Employee contributions were neither required nor permitted.
      Under the Salaried Pension Plan, the normal retirement age is 65. The normal monthly retirement benefit is 1.25% of a participant’s final average monthly compensation multiplied by the participant’s years of benefit service. Compensation earned after June 30, 1994, and service performed after June 30, 1994, are not taken into account in determining a participant’s benefit under the Salaried Pension Plan. Final average monthly compensation means the average monthly compensation (computed before withholdings, deductions for taxes or other purposes and salary reduction amounts under the Salaried Savings Plan (as defined and discussed below)) paid or payable to the participant for the five calendar years which produce the highest such average, determined as if the participant’s employment terminated on June 30, 1994 (or, if earlier, the date the participant’s employment actually terminated or the participant ceased to be within the class of employees eligible to participate in the Salaried Pension Plan). If a participant ceased to be within the class of employees eligible to participate or a participant’s employment terminated (or is deemed to have terminated) prior to July 1 of a calendar year, that calendar year is not taken into account for purposes of determining final average monthly compensation. A participant’s vested benefit cannot be less than the participant’s vested benefit (if any) calculated as of October 31, 1989 under the Salaried Pension Plan’s prior pension formula, which was integrated with Social Security.

      The Code limits the maximum annual retirement benefit payable under the Salaried Pension Plan and the maximum amount of annual compensation that can be taken into account in calculating benefits under the Salaried Pension Plan.
      At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the individuals named in the “Annual Compensation” table below are:

Monthly
Name	Benefit

Michael S. Lipscomb	$1,799.32
Paul R. Keen	1,188.83
Frances S. St. Clair	411.56
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
      The normal form of payment under the Salaried Pension Plan is a single life annuity or, if the participant is married, the 50% joint and survivor annuity. However, participants may elect payment of retirement benefits under several joint and survivor forms of payment, subject to the requirement that a married participant obtain spousal consent to elect another form of payment, another contingent annuitant or both, as applicable.
      This plan was amended on October 28, 2004, effective for the 2003 calendar year. The amendment resulted from legislative changes related to the time and manner of distributions, the determination of the amount to be distributed each year, the requirements for annuity distributions commencing during the participant’s lifetime, and the requirements for minimum distributions where the participant dies before the date the distribution begins.
      Salaried Savings Plan. Our Employee Savings Plan for salaried employees (the “Salaried Savings Plan”) has been in place since May 1, 1987. Regular, permanent salaried employees who have completed at least three months of service are eligible to participate in the plan. All assets of the plan are held in trust with National City Institutional Trust and Investment Services serving as Trustee. Participants may elect to have “tax-deferred” (401(k) compensation reduction) contributions made to the plan of up to 40% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Salaried Savings Plan of up to 20% of their eligible compensation. In addition, participants over the age of 50 are allowed to make catch-up contributions (up to $3,000 in 2004 and $4,000 in 2005). Employer matching contributions to the plan ceased on July 1, 1994. For periods before July 1, 1994, the Salaried Savings Plan provided for employer matching contributions as follows: Basic matching contributions of 25% of each participant’s tax-deferred contributions not in excess of 3% of compensation and discretionary additional matching contributions of a percentage (within the range of 0% and 125% established for each fiscal year (the “plan year”)) of each participant’s tax-deferred contributions not in excess of 3% of compensation. A participant’s benefit under the plan is the balance of the participant’s accounts attributable to tax-deferred contributions, after-tax contributions and the vested balance of the participant’s accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise nonvested, 100% vested. Distributions from the plan are made in the form of lump-sum cash payments, installment payments or partial payments.
      The Code limits the maximum annual contributions that can be made to the Salaried Savings Plan and the maximum amount of annual compensation that can be taken into account in calculating contributions to the Salaried Savings Plan. Contributions for a plan year on behalf of certain highly compensated individuals may also be limited to comply with the Code’s nondiscrimination requirements.
      Benefits are generally payable after a participant’s employment terminates. A participant who is an employee may, however, apply for an in-service distribution of all or a portion of the participant’s vested account balance after attainment of age 59 1/2 or in the event of a hardship (as defined in the Salaried Savings Plan). A participant may apply for an in-service distribution of after-tax contributions at any age and for any reason. A participant may apply for a loan of up to 50% of the participant’s vested account balance (subject to a $50,000 maximum) under the Salaried Savings Plan.
      Following completion of the Merger, we adopted an amendment to the Salaried Savings Plan under which we will make cash contributions equal to 3% of a participants eligible compensation and will provide an additional contribution of 50% of each participants’ tax-deferred contributions not in excess of 8% of compensation.
      Executive Life Insurance Plan. Our executive life insurance plan permits certain officers and key employees to obtain life insurance benefits in addition to those generally provided to salaried employees. The level of coverage provided to such officers and key employees consists of basic term and whole life insurance coverage equal to three times the individual’s salary.
      Management Incentive Plan. We have in effect a plan pursuant to which officers and other key management employees may receive cash bonuses paid upon (1) the achievement of specified cash flow goals in the preceding fiscal year and (2) individual performance. The amounts of such bonus awards are approved by the Compensation Committee of Holdings.
Historical director and executive compensation
      The following table sets forth, for fiscal 2005, 2004 and 2003, certain information about the compensation paid to or accrued by Holdings for the Chief Executive Officer and each of Argo-Tech’s other executive officers during those years (the “Named Executives”):

	Annual Compensation
				All Other
	Fiscal			Compensation
Name and Principal Position	Year	Salary	Bonus	(1)(2)(3)

Michael S. Lipscomb(4)	2005	$522,906	$458,583	$1,132,011	(5)
Chairman, President and	2004	484,170	346,181	38,426
Chief Executive Officer	2003	461,112	225,023	50,475
Paul R. Keen(4)	2005	269,160	141,982	648,314	(6)
Executive Vice President,	2004	258,804	142,342	29,074
General Counsel and Secretary	2003	246,480	83,310	12,806
Frances S. St. Clair(7)	2005	252,804	133,354	637,000	(8)
Executive Vice President and	2004	236,250	129,938	10,503
Chief Financial Officer	2003	225,000	76,050	23,582

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in fiscal 2003, 2004 or 2005 except as noted in footnotes 5, 6 and 8.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $26,000 for fiscal 2005, $32,000 for fiscal 2004 and $27,000 for fiscal 2003 paid as Holdings directors’ fees. For Mr. Keen, the amounts listed also include $25,000 for fiscal 2004 and $7,000 for fiscal 2003 paid as Holdings directors’ fees. For Ms. St. Clair, the amounts listed also include $26,000, $7,000 and $20,000 for fiscal 2005, 2004 and 2003, respectively, paid as Holdings directors’ fees.

(3)	The amounts listed do not reflect payments received as stockholders and/or derivative holders of Holdings on account of the Merger that are described in “Item 13. Certain Relationships and Related Transactions — Interests of Certain Argo-Tech Directors and Officers in the Merger — Payments to Executive Officers and Directors of Argo-Tech as a Result of the Merger.”

(4)	Upon the completion of the Merger, Mr. Lipscomb and Mr. Keen entered into new employment agreements with Argo-Tech, which replaced all existing employment, stay pay and severance agreements they had entered into with Argo-Tech. For a discussion of these agreements, see “— Employment Arrangements Following the Merger.”

(5)	This amount includes $869,094 Mr. Lipscomb received under his 1986 employment agreement and $217,274 he received under his stay pay and severance agreement because the Merger constituted a change in control under those agreements.

(6)	This amount includes $538,320 Mr. Keen received under his 1989 employment agreement and $102,876 he received under his stay pay and severance agreement because the Merger constituted a change in control under those agreements.

(7)	Effective as of the closing of the Merger on October 28, 2005, Ms. St. Clair resigned as an officer and director of Holdings and Argo-Tech.

(8)	This amount includes $604,830 Ms. St. Clair received under her stay pay and severance agreement because the Merger constituted a change in control under that agreement.
      Stay Pay and Severance Agreements. Argo-Tech had entered into a stay pay and severance agreement with each of Mr. Lipscomb, Mr. Keen and Ms. St. Clair in June 1996. The Board of Directors believed that these agreements benefited Holdings by securing the continued services of key management personnel and by enabling management to perform their duties and responsibilities without the distracting uncertainty generally associated with a change in control. The completion of the Merger resulted in a change in control for purposes of these agreements. As described above under “— Employment Arrangements Following the Merger,” Mr. Lipscomb and Mr. Keen entered into new employment agreements with Argo-Tech, which replaced all existing employment, stay pay and severance agreements they had previously entered into with Argo-Tech.
      The agreements provided that, if a change in control (as defined in the agreements) occurred and the executive remained employed by Holdings on a full-time basis through the effective date of the change in control, the executive would receive a single lump sum “stay payment” equal to 25% of the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.
      The agreements also provided that if an executive’s full-time employment was terminated without cause (as defined in the agreements), either before or after a change in control occurred, or upon a voluntary termination of employment by an executive upon the reduction of his or her base salary by 5% or more, if the reduction is not a result of a company policy to reduce the salaries of a substantial number of officers or employees, or if the executive ceases to be employed in a position involving substantially the same level of responsibility or duties as performed by the executive on the date the agreement was executed (a “Qualifying Voluntary Termination”), the executive would receive a basic severance payment. The payment would consist of a single lump sum equal to the sum of the highest annual base salary and the highest bonus amount received by the executive in the preceding five years.
      Additional payments will be made to the executive in the event that a change in control occurred and the executive’s employment was terminated without cause within the six-month period following the effective date of such change in control, or upon a Qualifying Voluntary Termination within that period. The executive would receive additional severance payments equal to the amount he or she would have received had employment continued, at the same intervals and at the same rate of base salary the executive was receiving during the month preceding termination, until the six-month anniversary of the effective date of the change in control. These additional severance payments, if paid, would be in addition to the basic severance payment and the stay payment described above.
      Each executive was entitled to several other benefits contained in the agreements, including:

•	life, health, medical/hospital, dental, and vision insurance benefits for a period of 12 months in the event that an executive’s full-time employment is terminated without cause or upon a Qualifying Voluntary Termination, either before or after a change in control occurred, subject to a reduction of such benefits to the extent comparable benefits are actually received from another employer during the twelve-month period; and

•	gross-up payments to cover any excise tax imposed by Section 4999 of the Code upon any payment made to the executive under the agreements, subject to certain limitations.
We agreed to be solely responsible for any and all attorneys’ fees and related expenses incurred by the executive in the event that we fail to comply with our obligations under the agreements.
      Trust Agreement. Argo-Tech entered into an additional stay pay agreement with Mr. Lipscomb on February 13, 1989. This agreement initially provided for a lump sum payment to Mr. Lipscomb of $263,000 on January 1, 2007, or, if earlier, upon Mr. Lipscomb’s voluntary or involuntary termination of full-time employment with Argo-Tech, with or without cause (as defined in the stay pay agreement). Pursuant to the terms of the agreement, the lump sum amount was subject to an annual increase corresponding to the increase in Mr. Lipscomb’s annual base salary, but not in excess of twenty percent annually. In order to set aside funds for the payment of this amount, Argo-Tech entered into a trust agreement on October 28, 1994, which established an irrevocable grantor trust for the benefit of Mr. Lipscomb as the beneficiary. The assets held by the trust include the original deposit of principal, in the amount of $344,055, and any other contributions made by Holdings, at its option. These trust assets are to be disposed of by the trustee when certain conditions in Mr. Lipscomb’s stay pay agreement occur or when the trustee is directed by two officers of Holdings, other than Mr. Lipscomb, to dispose of the assets.
      On November 22, 2002, Argo-Tech amended the trust agreement to provide Mr. Lipscomb with the ability to direct the investment of the funds held in trust. Pursuant to this amendment, Mr. Lipscomb bears the risk of diminution in value of the trust fund, and Argo-Tech is not liable to make-up any shortfall between the amounts held in trust and the amounts due under the stay pay agreement. If the amount disbursed by the trustee exceeds the amount to which Mr. Lipscomb or his qualifying successor is entitled under the stay pay agreement, Mr. Lipscomb or his qualifying successor is entitled to retain such excess. The trust assets and any income earned on those assets remain at all times subject to the claims of our general creditors under state and federal law.
      The stay pay agreement also provides for the payment of attorneys’ fees if enforcement of the stay pay agreement becomes necessary, and contains certain restrictions on certain types of competitive activity by Mr. Lipscomb. The benefits provided by the trust and the stay pay agreement and the trust agreement are in addition to the benefits provided under Mr. Lipscomb’s stay pay and severance agreement described above and Mr. Lipscomb’s employment agreement.
      In connection with the Merger, the trust document was amended to provide for a payment of all the trust funds upon a change in control of Holdings, which included the completion of the Merger. The amount distributed to Mr. Lipscomb pursuant to this arrangement upon completion of the Merger was $981,693.
      Employment Agreements. Argo-Tech had also entered into employment agreements with Mr. Lipscomb and Mr. Keen in 1986 and 1989, respectively, which were amended on May 1, 2005. The agreements provided, among other things, for a cash payment of severance benefits upon a change in control (as defined in the employment agreements). As described above under “— Employment Arrangements Following the Merger,” Mr. Lipscomb and Mr. Keen entered into new employment agreements with Argo-Tech, which replaced all existing employment, stay pay and severance agreements they had previously entered into with Argo-Tech.
      In the event of a termination without cause, Mr. Lipscomb was entitled to receive his salary, bonuses and benefits for a period of twelve months. In the event of a change in control, Mr. Lipscomb was entitled to receive a single lump sum payment equal to the value of all salary received during the twelve-month period immediately preceding the change in control.
      Mr. Keen was entitled to receive, in the event of such a termination or change in control, a single lump sum payment equal to twenty-four months of his base salary, in an amount calculated from the base salary in effect for the full month immediately preceding the date of termination or change in control. In the event of a termination of employment without cause, Mr. Keen was entitled to receive life, health, medical/hospital, dental and vision insurance benefits for a period of twelve months following a termination, subject to a reduction of such benefits to the extent comparable benefits were actually received from another employer during the twelve-month period. Mr. Keen’s agreement also provided for the payment of attorneys’ fees if enforcement of the agreement becomes necessary and contains restrictions on certain competitive activities by Mr. Keen.
      The benefits provided by these additional agreements were provided in addition to the benefits and payments provided under the severance stay pay and severance agreements and Mr. Lipscomb’s trust agreement.
      The completion of the Merger resulted in a change in control under the employment agreements, and therefore Mr. Lipscomb was entitled to receive an amount equal to one year’s base salary and bonus and Mr. Keen was entitled to receive an amount equal to two year’s base salary under their respective agreements.
      Nonqualified Deferred Compensation Agreement. Argo-Tech also entered into nonqualified deferred compensation agreements with Mr. Lipscomb, Ms. St. Clair and Mr. Keen that also provide for the payment of severance benefits upon the termination of employment with Argo-Tech for any reason. The amount of such severance benefit is equal to Argo-Tech’s policy interest (as defined in the collateral assignment split dollar insurance agreement between Argo-Tech and the executive) in the life insurance policies owned by the executives for which Argo-Tech pays the premiums. In general, the policy interest represents the amount of insurance premiums paid by Argo-Tech on behalf of the executives. The severance benefit is payable within 30 days following the executive’s termination of employment.
Current Benefit Plans Terminated Following the Merger
      Employee Stock Ownership Plan. The ESOP was established on May 17, 1994. Participants in the ESOP were Argo-Tech’s salaried employees at the Cleveland, Ohio and Inglewood, California facilities, who were not members of a collective bargaining unit. GreatBanc Trust Company served as the plan’s trustee, and held all of its assets in trust. Upon completion of the Merger, (i) the ESOP was amended to no longer be an employee stock ownership plan, (ii) the ESOP no longer held any Holdings common stock, and (iii) no additional shares of AT Holdings common stock will be contributed to it. Following completion of the Merger, we adopted an amendment to our 401(k) plan for salaried employees under which we will make cash contributions equal to 3% of a participants eligible compensation and will provide an additional contribution of 50% of each participants tax-deferred contributions not in excess of 8% of compensation in place of the obligation to repurchase shares of redeemable ESOP stock.
      On May 17, 1994, the trustee purchased 420,000 shares of common stock of Holdings with the proceeds of a $16.8 million loan from us to the ESOP. The term of the loan ended on April 28, 2004, and the loan was repaid in full. The interest rate for the loan was fixed for the ten-year term at 7.16% per year. The purchase price for the Holdings common stock was $40 per share.
      The shares of Holdings common stock purchased by the ESOP with the proceeds of the loan were held in a suspense account and released to eligible participants on a pro rata basis as loan principal payments were made. Shares released from the plan for each plan year were allocated to each eligible participant’s account based on the ratio of each such participant’s eligible compensation to the total eligible compensation of all eligible participants. Forfeitures of the accounts of non-vested participants were reallocated among eligible participants in the same manner as shares of Holdings common stock released from the suspense account.
      For each of the plan years ended October 31, 2002 and October 31, 2003, 42,000 shares of Holdings common stock were released from the suspense account. In the plan year ending October 31, 2004, 21,000 shares of Holdings common stock were released. The loan was repaid in full in April 2004, and as a result, no shares of Holdings common stock remain in the suspense account for release in future plan years.
      We were also permitted to make additional discretionary contributions to the ESOP. We contributed 21,000 shares of Holdings common stock to the plan in October 2004 and contributed 42,000 shares in September 2005. All of these 63,000 shares had been repurchased by Argo-Tech from ESOP participants who exercised their put option rights under the plan. These rights are described below.

      Participants who terminated employment prior to the Merger may elect to receive the shares of qualifying employer securities credited to their accounts. After attaining age 55 with 10 or more years of participation in the ESOP, participants may also elect to receive a maximum of 50% of their vested shares over a six-year period. Participants vest in their plan accounts 20% per year of service, and service prior to the effective date of the plan counts for this purpose. Participants were fully vested after five years of continuous service. Allocated shares vest immediately for participants who terminate due to retirement (at 65 years of age), permanent disability, or death. A participant could require us to purchase qualifying employer securities received from the plan at the value the stock then has, as determined for plan purposes (a “put option”). Shares of qualifying employer securities distributed from the plan were subject to a “right of first refusal” in favor of us or the ESOP at the value the stock then has, as determined annually by an independent financial consulting firm based on our performance and financial condition. The put option and right of first refusal no longer apply.
      Voting rights on and decisions whether to tender or exchange shares of qualifying employer securities held in the ESOP were “passed through” to participants. Each participant was entitled to direct the plan’s trustee as to the voting of (1) shares of qualifying employer securities credited to the participant’s account and (2) a proportionate part of the unallocated shares of qualifying employer securities held in the suspense account and shares of qualifying employer securities allocated to participants’ accounts as to which no direction is received by the plan’s trustee. In the event of a tender or exchange offer for qualifying employer securities held in the plan, each participant was entitled to direct the plan’s Trustee whether to tender or exchange shares of qualifying employer securities held in the plan in a manner similar to the voting directions described above.
      Because the employer’s contributions to the ESOP were not fixed, benefits payable under the plan could not be estimated.
      For the plan year ended October 29, 2005, the number of shares of Holdings common stock allocated under the ESOP to the accounts of the Named Executives were:

	Shares Allocated

	Year Ended	Cumulative to
Name	October 29, 2005	October 29, 2005

Michael S. Lipscomb	551.3366	5,108.7361
Paul R. Keen	551.3366	5,108.7361
Frances S. St. Clair	551.3366	5,059.7717
      GAAP requires that any third party borrowing by the ESOP be reflected as a liability on our statement of financial condition. Since the plan borrowed from us, the obligation is not treated as an asset of ours, but was deducted from shares of stock held by the ESOP. If the plan purchased newly issued shares of Holdings common stock, total shareholders’ equity would neither increase nor decrease.
      The Internal Revenue Service has issued a determination letter dated March 26, 2003, that the ESOP is qualified under Section 401(a) of the Code and is an employee stock ownership plan under Section 4975(e)(7) thereof. A new determination letter application was filed with the Internal Revenue Service in light of the termination of the ESOP. Contributions to the plan and allocations to the accounts of eligible participants thereunder were subject to applicable limitations imposed under the Code. The plan is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended, known as “ERISA,” and the regulations thereunder.
      On December 15, 2005, ESOP participants, including the Named Executives other than Ms. St. Clair (who will receive a distribution as a terminated employee), were permitted to elect a cash distribution of up to 50% of their ESOP accounts, net of amounts paid into the $8.5 million escrow account under the Merger Agreement. The total value of all ESOP accounts, net of escrow amounts, will be paid to participants upon Internal Revenue Service approval of the termination of the ESOP. Amounts in respect of the escrow account will be paid to participants as soon as practicable after receipt of such funds from the escrow account agent upon termination of the escrow under the Merger Agreement.

      Employee Stock Ownership Plan Excess Benefit Plan. Argo-Tech maintained the ESOP Excess Benefit Plan, an unfunded non-qualified plan that at all times was deemed invested in Holdings common stock. This plan was for certain highly compensated employees participating in the ESOP and provided benefits that were not permitted to be provided to such employees under the ESOP because of limitations under the Code applicable to tax-qualified plans. Benefits under this plan vested in the same manner as benefits under the ESOP and distributions from the plan were, subject to certain restrictions, made in whole or fractional shares of Holdings common stock at the same time or times as benefits under the ESOP are distributable, or in the case of benefits with respect to qualifying employer securities subject to the put option under the ESOP, at the time the plan participant exercised (or was deemed to have exercised) a hypothetical “put option” under the plan.
      Pursuant to an amendment to the ESOP Excess Benefit Plan, the ESOP Excess Benefit Plan was terminated effective as of the closing date of the Merger, and all amounts accrued under the plan were paid to participants in a single lump-sum cash payment. Argo-Tech maintains a bookkeeping account for amounts credited to the accounts of plan participants. For the plan year ended October 29, 2005, the amounts credited to the accounts of the Named Executives were:

	Equivalent Shares Credited

	Year Ended	Cumulative to
Name	October 29, 2005	October 29, 2005

Michael S. Lipscomb	1,718.6596	11,192.9153
Paul R. Keen	397.7742	2,872.0394
Frances S. St. Clair	330.6695	1,982.2305

Incentive stock option plans.
Aggregate Option/ SAR Exercises in Last Fiscal Year
and Fiscal Year End Option/ SAR Values

				Number of
				Securities		Value of
				Underlying		Unexercised
				Unexercised		in-the-Money
				Options/SARs		Options at
				at FY-end		FY-end($)
		Shares
	Exercise	Acquired	Value	Exercisable/		Exercisable/
Name	Price	on Exercise	Realized(1)	Unexercisable		Unexercisable

Michael S. Lipscomb	$10.00	8,670	$914,598	—/—		—/ —
	40.00	6,125	462,376	—/—		—/ —
	100.11	4,000	61,520	—/—		—/ —
	49.79	18,926	1,243,438	—/—		—/ —
Paul R. Keen	$10.00	—	380,591	—/—		—/ —
	40.00	—	445,056	—/—		—/ —
	100.11	—	141,599	1,400/—	(2)	141,599/—
	49.79	—	1,013,735	3,600/—	(2)	545,263/—
Frances St. Clair	$10.00	—	571,843	—/—		—/ —
	40.00	—	445,056	—/—		—/ —
	100.11	—	141,599	—/—		—/ —
	49.79	—	1,013,735	—/—		—/ —

(1)	Values include cash received for cancellation of options in connection with the Merger. In connection with the consummation of the Merger, the then existing options held by the named executive officers were cashed out or exchanged for options to purchase certain rollover securities described in Item 13.

(2)	Upon the completion of the Merger, these options became options to purchase Class A Units of VGAT.

      1991 Performance Stock Option Plan. The 1991 Performance Stock Option Plan provided for option grants for the purchase of Holdings common stock. The exercise price of each option was $10.00 per share. All of the options available under this plan were granted and have been amended by Holdings’ Compensation Committee, upon the recommendation of our Board of Directors, and with the consent of the optionees in June 2001, to extend the expiration date to November 9, 2011. All of the options granted under this plan became fully vested in January 1999 and were cancelled in exchange for the right to receive cash payments in the Merger. Upon completion of the Merger, this plan was terminated.
      1991 Management Incentive Stock Option Plan. The 1991 Management Incentive Stock Option Plan provided for option grants for the purchase of Holdings common stock. The exercise price of each option was $10.00 per share. All of the options available under this plan were granted and have been amended by Holdings’ Compensation Committee, upon the recommendation of our Board of Directors, and with the consent of the optionees in June 2001, to extend the expiration date to November 9, 2011. All of the options granted under this plan became fully vested in January 1999 and were cancelled in exchange for the right to receive cash payments in the Merger. Upon completion of the Merger, this plan was terminated.
      1998 Equity Replacement Stock Option Plan. The 1998 Equity Replacement Stock Option Plan (as amended June 12, 2001) was established to provide for option grants for the purchase of Holdings common stock. The exercise price of each option was $40.00 per share. The options were granted to each person who was a participant in the 1997 Stock Appreciation Rights Plan in exchange for, and in cancellation of, all of the rights of each such participant under the 1997 Stock Appreciation Rights Plan, which was terminated in 1999. These options, which were granted by Holdings’ Compensation Committee upon the recommendation of our Board of Directors and amended by Holdings’ Board of Directors on December 7, 2004, expire on January 2, 2015. All of the options granted under this plan were fully vested upon issuance and were cancelled in exchange for the right to receive cash payments in the Merger. Upon completion of the Merger, this plan was terminated.
      1998 Incentive Plan. The 1998 Incentive Plan was established to provide option grants for the purchase of Holdings common stock, at prices that may be more than, less than or equal to the fair market value of the shares, as Holdings’ Board or Compensation Committee determined at the time of grant. Options were granted by Holdings’ Compensation Committee upon the recommendation of our Board of Directors. There were three option grants under the 1998 Incentive Plan, the first in 1999 with an exercise price of $100.11, the second in 2001 with an exercise price of $69.18 and the third in 2002 with an exercise price of $49.79. None of the Named Executives received option grants in 2001. The option agreement governing the options granted in 1999 provided that such options vest in 20% increments over five successive years. For any year in which the EBITDA of Argo-Tech exceed 105% of the target EBITDA, an additional 13 1/3% of the optioned shares vested. Effective November 2, 2000 all holders of options granted in 1999 agreed to the cancellation of the portion of the 1999 options which were not vested at such date. Pursuant to the plan, such cancelled options were available for new grants. The option agreement governing the options granted under the plan in September 2001 and March 2002 provided for vesting as follows: 33.3% at the time of issuance and 33.3% on the anniversary date of the grant over the next two years. All options granted under the plan expired ten years from the date of grant. In the event that Holdings common stock became registered or traded on a national exchange or in the event of a sales transaction (as defined in the plan) or the involuntary termination (as defined in the agreement), all options would have become exercisable in full. All options granted under this plan, except for certain rollover securities described in Item 13, were cancelled in exchange for the right to receive cash payments in the Merger. Upon completion of the Merger, this plan was terminated.
Compensation Committee Interlocks and Insider Participation
      Argo-Tech’s Board of Directors functions as its compensation committee. Mr. Lipscomb, Ms. St. Clair and Mr. Keen were members of the Board of Directors and executive officers of Argo-Tech during Argo-Tech’s fiscal year ended October 29, 2005.
      None of Argo-Tech’s executive officers serves as a director or member of the compensation committee of another entity, one of whose executive officers serves as a member of the Board of Directors of Argo-Tech.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Argo-Tech is a wholly-owned subsidiary of Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value $.01 per share. VGAT beneficially owns all of the outstanding common stock of Holdings. The following table sets forth the ownership of VGAT’s Class A Units, Class B Units and Class C Units, on a combined basis, as of January 24, 2006 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of VGAT’s units;

•	each director of Argo-Tech;

•	each of the Named Executives; and

•	all of the Argo-Tech directors and executive officers as a group.
      On January 24, 2006, there were 594,466 Class A Units of VGAT, 18,580 Class B Units of VGAT and 18,580 Class C Units of VGAT outstanding. As of January 24, 2006, the vesting criteria of the Class B Units and Class C Units had not been met, and accordingly, the Class B Units and Class C Units were not entitled to vote on any matters presented to unitholders of VGAT.

		Immediately
	Number of	Exercisable
	Class A Units	Options to
	Beneficially	Purchase Class A		Percent of Total
Name of Beneficial Owner	Owned	Units(1)	Total	Class A Units

Greenbriar Equity Group LLC	269,743	—	269,743	45.4%
555 Theodore Fremd Avenue
Rye, NY 10580
Vestar Capital Partners IV, L.P.	269,743	—	269,743	45.4%
245 Park Avenue
41st Floor
New York, NY 10167
Michael S. Lipscomb+	37,221	—	37,221	6.3%
Paul R. Keen	4,039	5,000	9,039	1.5%
John S. Glover	—	2,600	2,600	*
John Daileader(2)+	269,743	—	269,743	45.4%
Reginald L. Jones, III(3)+	269,743	—	269,743	45.4%
Jeffrey W. Long(4)+	269,743	—	269,743	45.4%
Kathleen Moran(5)+	269,743	—	269,743	45.4%
Daniel S. O’Connell(6)+	269,743	—	269,743	45.4%
John R. Woodard(7)+	269,743	—	269,743	45.4%
Directors and Executive Officers as a Group	580,746	7,600	588,346	97.7%

*	Less than 1%

+	Director of Argo-Tech

(1)	Includes options to purchase VGAT Class A Units exercisable within 60 days of January 24, 2006.

(2)	Mr. Daileader may be deemed to beneficially own the units beneficially owned by Greenbriar and its affiliated entities because of his relationship with Greenbriar and its affiliated entities and because Mr. Daileader was appointed to Argo-Tech’s Board of Directors at the request of Greenbriar. Mr. Daileader disclaims any beneficial ownership of the units owned by Greenbriar and its affiliates.

(3)	Mr. Jones may be deemed to beneficially own the units beneficially owned by Greenbriar and its affiliated entities because of his relationship with Greenbriar and its affiliated entities and because Mr. Jones was appointed to Argo-Tech’s Board of Directors at the request of Greenbriar. Mr. Jones disclaims any beneficial ownership of the units owned by Greenbriar and its affiliates.

(4)	Mr. Long may be deemed to beneficially own the units beneficially owned by Vestar and its affiliated entities because of his relationship with Vestar and its affiliated entities and because Mr. Long was appointed to Argo-Tech’s Board of Directors at the request of Vestar. Mr. Long disclaims any beneficial ownership of the units owned by Vestar and its affiliates.

(5)	Ms. Moran may be deemed to beneficially own the units beneficially owned by Greenbriar and its affiliated entities because of her relationship with Greenbriar and its affiliated entities and because Ms. Moran was appointed to Argo-Tech’s Board of Directors at the request of Greenbriar. Ms. Moran disclaims any beneficial ownership of the units owned by Greenbriar and its affiliates.

(6)	Mr. O’Connell may be deemed to beneficially own the units beneficially owned by Vestar and its affiliated entities because of his relationship with Vestar and its affiliated entities and because Mr. O’Connell was appointed to Argo-Tech’s Board of Directors at the request of Vestar. Mr. O’Connell disclaims any beneficial ownership of the units owned by Vestar and its affiliates.

(7)	Mr. Woodard may be deemed to beneficially own the units beneficially owned by Vestar and its affiliated entities because of his relationship with Vestar and its affiliated entities and because Mr. Woodard was appointed to Argo-Tech’s Board of Directors at the request of Vestar. Mr. Woodard disclaims any beneficial ownership of the units owned by Vestar and its affiliates.

Item 13.	Certain Relationships and Related Transactions.
Transactions with Officers
      Loan agreements. Mr. Keen entered into recourse loan agreements with Holdings in December 1990 and July 1997. As of October 28, 2005 and immediately prior to the completion of the Merger, the amount of indebtedness outstanding under the agreements was $312,595.64. Each loan was originally due October 30, 2005 and accrued interest at 6.75% annually. Each loan was amended on December 1, 2004 to extend the maturity until October 20, 2010 and to accrue interest at 5.0% annually. Because the loans were with Holdings and Holdings is not an issuer (as defined in the Sarbanes-Oxley Act of 2002), the modification of these loans did not violate Section 402 of that act. These loans were secured by Holdings common stock. Mr. Keen had entered into a pledge agreement and promissory note with Holdings in connection with these loans. Upon completion of the Merger, these loans were paid in full with the merger consideration received from the stock securing the loans.
      Mr. Lipscomb also entered into a loan agreement on the same terms with Holdings. He repaid the balance of such loans on August 24, 2005. The largest amount of indebtedness outstanding since the beginning of fiscal 2005 was $592,116.66.
Securityholders Agreement
      Immediately prior to the completion of the Merger, VGAT entered into a securityholders agreement with the Sponsors, the unaffiliated third parties investing in VGAT and certain members of management who made an equity investment in VGAT by rolling over some or all of their equity interests in Holdings. This agreement provides that VGAT’s management committee and the board of directors of Holdings will be comprised of our chief executive officer and an equal number of representatives designated by each of the Sponsors, with such Sponsor representatives constituting a majority of the entire committee or board, as applicable. The agreement also provides that each securityholder will vote its voting securities to elect to the management committee of VGAT and the board of directors of Holdings or comparable body of Holdings and each of its subsidiaries the persons designated by the Sponsors. Pursuant to the terms of this agreement, each of the parties agrees to vote their voting securities as directed by the Sponsors for the approval of certain corporate transactions submitted to a vote of securityholders. The voting provisions of this agreement terminate in connection with an initial public offering of VGAT or any of its subsidiaries, if required by the managing underwriter.
      The securityholders agreement also provides that neither Sponsor may transfer its securities of VGAT without the approval of the other Sponsor and that the management unitholders are generally restricted from transferring their securities, subject to certain exceptions. Management holders, however, are granted the right to participate in any proposed transfer by either Sponsor.

      In addition, the securityholders agreement contains provisions with respect to registration rights that provide each of the Sponsors the right to request registration of their securities on Form S-1 or any similar long-form registration statement or, if available, registrations on Form S-2 or S-3 or any similar short-form registration statement, each at VGAT’s expense. In the event that the Sponsors make such a demand request registration, all other parties to the securityholders agreement will be entitled to participate in such registration, subject to certain limitations. The agreement also provides securityholders with customary piggyback registration rights with respect to other registrations by VGAT.
      Finally, at any time following the sixth anniversary of the completion of the Merger, each of the Sponsors shall have the right to cause VGAT to redeem their respective interests in it. If VGAT fails to redeem such interests, the Sponsors shall have the right to cause VGAT to consummate an initial public offering, a company sale or a refinancing to effectuate such redemption.
Professional Services Agreements
      Upon the completion of the Merger, Holdings entered into separate professional services agreements with affiliates of each of the Sponsors. Pursuant to these agreements, each of the Sponsors will assist in strategic financial planning and certain advisory and consulting services, and will each receive an annual fee of approximately $375,000. It is anticipated that Argo-Tech will pay its share of the cost of these services. In addition, the Sponsors will be paid transaction fees, in reasonable and customary amounts, for investment banking services rendered in transactions that Holdings or its subsidiaries may enter into from time to time. Upon the consummation of the Transactions, each of the Sponsors was paid a onetime transaction fee of approximately $2.7 million in connection with the Sponsors’ arranging equity and debt financing for the Merger and related transactions, as well as paid the Sponsors’ out-of-pocket expenses. These agreements will terminate upon the consummation of an initial public offering by Holdings or one of its subsidiaries or upon such time the Sponsor that is party to the agreement holds less than 30% of the securities of VGAT that it held immediately after the completion of the Merger.
Interests of Certain Argo-Tech Directors and Officers in the Merger
      Rollover of Holdings Common Stock. As a condition to VGAT’s obligation to complete the Merger, VGAT required each of the following Named Executives to contribute that number of their shares of Holdings common stock indicated below to VGAT in exchange for Class A Units of VGAT and to rollover certain of their options to purchase shares of Holdings common stock so that those options remained outstanding as options to purchase Class A Units of VGAT following the completion of the Merger:

	Common	Common
	Shares	Shares to be	Options	Options to
	Currently	Contributed	Currently	Remain
Name	Held(1)	to VGAT	Held	Outstanding

Michael S. Lipscomb	59,744	37,721	—	—
Paul R. Keen	12,027	4,039	12,843	5,000
Frances S. St. Clair	5,812	—	13,843	—

Total	77,583	41,760	26,686	5,000

(1)	Excludes shares held through the ESOP.
      The Class A Units of VGAT and options to purchase Class A Units to be held by Mr. Lipscomb and Mr. Keen will be subject to the securityholders agreement described above under “— Securityholders Agreement.”
      Indemnification of Directors and Officers. Holdings purchased directors’ and officers’ liability insurance tail coverage covering each current or former director or officer of Holdings and its subsidiaries with respect to claims arising from facts or events that occurred prior to the Merger closing and for a period of six years thereafter.

      Payments to Executive Officers and Directors of Argo-Tech as a Result of the Merger. The following table outlines the cash payments each executive officer and director of Holdings immediately prior to the completion of the Merger received in connection with the Merger based on the merger consideration of $201.252 per share and not taking into account pro rata adjustment for the funds held in escrow related to possible indemnification claims:

	Common Shares
	Cashed Out		Options Cashed Out		SERP Shares(1)		Stay Pay/
							Severance
Name	Number	$	Number	$	Number	$	Payments(2)	Total(3)

Michael Lipscomb	22,023	$4,432,173	—	$—	11,193	$2,252,597	$1,086,368	$7,771,138
Frances St. Clair	5,812	1,169,677	13,843	2,172,233	1,982	398,928	604,830	4,345,668
Paul R. Keen	7,988	1,607,601	7,843	1,294,119	2,872	578,004	641,196	4,120,920

Total	35,823	$7,209,451	21,686	$3,466,352	16,047	$3,229,529	$2,332,394	$16,237,726

(1)	This information includes 2005 awards under the ESOP Excess Benefit Plan.

(2)	Because Mr. Lipscomb and Mr. Keen entered into new employment agreements with Argo-Tech, which replaced all existing employment, stay pay and severance agreements they had entered into, the amount of their payments listed in this column do not include any severance payments. Ms. St. Clair resigned as an officer and director of Holdings and Argo-Tech effective upon completion of the Merger. Accordingly, her amount in this column reflects an additional $509,144 to which she was entitled under her existing agreement.

(3)	The amounts included in this table for Mr. Lipscomb, Ms. St. Clair and Mr. Keen do not reflect the 5,108, 5,059 and 5,108 shares, respectively, they owned through the ESOP.
Distribution agreements
      Upsilon International Corporation, which we sometimes refer to as “UIC,” was appointed the exclusive distributor of our engine fuel pump and certain air frame products manufactured at our Cleveland, Ohio facility, first in 1990 with respect to the Japanese market, and in 1994 for the entire international market under a long-term distribution agreement. Effective December 15, 2000, UIC was also appointed an Argo-Tech non-exclusive sales agent for engine overhaul and repair and certain other product support agreements. UIC is owned by YC International, Inc., which is under the control of Mr. Masashi Yamada, who was a stockholder of Holdings through his control of YC International and AT Holdings, LLC before the completion of the Merger. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the contract term of 50 years with respect to UIC’s distribution activities, and termination provisions relating to such distribution activities which are more favorable to UIC than industry norm. The agreement provides for a 15% discount from Argo-Tech catalog prices on all purchases of our products by UIC and a sales commission of 5% on international overhaul and repair business obtained by us after December 15, 2000. For fiscal 2005, sales by UIC accounted for approximately 11.0% of our net revenues. In addition, two entities controlled by Mr. Yamada serve as distributors in the Japanese military market for products manufactured by Argo-Tech Corporation Costa Mesa. For fiscal 2005, sales to these entities accounted for approximately 1.0% of our net revenues.

Item 14.	Principal Accountant Fees and Services.
Audit Fees
      Deloitte & Touche billed the Company an aggregate of approximately $255,000 in fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and reviews of the consolidated financial statements included in its quarterly reports during the fiscal year ended October 29, 2005 and $247,000 in fees for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements and reviews of the consolidated financial statements included in its quarterly reports during the fiscal year ended October 30, 2004.

Audit-Related Fees
      Audit-related fees for the fiscal years ended October 29, 2005 and October 30, 2004 billed by D&T were approximately $232,000 and $150,000, respectively, for assurance and related service provided to management in connection with the audit of Argo-Tech’s employee benefit plans, reviews of documents filed with the SEC and assistance and consultation provided in relation to the Merger.
Tax Fees
      Tax fees for the fiscal years ended October 29, 2005 and October 30, 2004 billed by D&T were approximately $173,000 and $92,000, respectively, for assistance and consultation provided to the Company in connection with tax compliance matters, tax planning matters and consultation provided in relation to the Merger.
All Other Fees
      Deloitte & Touche billed the Company an aggregate of approximately $21,000 and $154,000 during the fiscal year ended October 29, 2005 and October 30, 2004, respectively, in fees for professional services, including amending certain tax returns, in connection with the completion of a research and development tax incentive project.
Audit Committee Pre-Approval Policy
      The Audit Committee of Holdings has established a policy to delegate authority to the CEO to approve any audit or permissible non-audit services not in excess of $25,000. The Audit Committee pre-approves, on an individual basis, all audit and permissible non-audit services estimated to be in excess of $25,000 provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a)(1) Financial Statements
      The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 29, 2005 and October 30, 2004 (Predecessor)

Consolidated Statements of Net Income (Loss) for the Fiscal Years ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)

Consolidated Statements of Shareholder’s Equity/(Deficiency) for the Fiscal Years ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)

Consolidated Statements of Cash Flows for the Fiscal Years ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)

Notes to Consolidated Financial Statements for the Fiscal Years ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)

      (a)(2) Financial Statement Schedules
      The following financial statement schedule is included in a separate section of this report following the signature page:

Valuation and Qualifying Account for the Fiscal Years ended October 29, 2005, October 30, 2004 and October 25, 2003

(a)(3)	Exhibits

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

2	.1*	Agreement and Plan of Merger, dated September 13, 2005, by and among AT Holdings Corporation, Argo-Tech, GreatBanc Trust Company, as Trustee for the Argo-Tech Corporation Employee Stock Ownership Plan, V.G.A.T. Investors, LLC and Vaughn Merger Sub, Inc.
2	.2*	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 26, 2005, by and among AT Holdings Corporation, Argo-Tech, Great Banc Trust Company, as Trustee for the Argo-Tech Corporation Employee Stock Ownership Plan, V.G.A.T. Investors, LLC and Vaughn Merger Sub, Inc.
3.1		Restated Certificate of Incorporation of Argo-Tech, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of Argo-Tech’s registration statement on form S-4/ A filed April 23, 1999, SEC File No. 333-73179)
3.2		Restated By-Laws of Argo-Tech dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of Argo-Tech’s registration statement on Form S-4/ A filed April 23, 1999, SEC File No. 333-73179)
4.1		Indenture dated June 23, 2004, between Argo-Tech, the Subsidiary Guarantors signatory thereto and BNY Midwest Trust Company, as Trustee, relating to the 9 1/4% Senior Notes due 2010 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223)
4	.2*	First Supplemental Indenture, dated October 25, 2005, to the Indenture, dated June 23, 2004, between Argo-Tech, the Subsidiary Guarantors signatory thereto and BNY Midwest Trust Company, as Trustee, relating to the 9 1/4% Senior Notes due 2010
10	.1+	Form of Stay Pay and Severance Agreement dated June 6, 1996, between Argo-Tech and certain Executive Officers of Argo-Tech (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223) (superceded by Exhibits 10.6, 10.52 and 10.7, respectively)
10	.2+	Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223) (superceded by Exhibit 10.6)
10	.3+	Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223 (superceded by Exhibit 10.7)
10	.4+	Amendment, dated May 1, 2005, to Employment Agreement, dated October 15, 1986, between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223) (superceded by Exhibit 10.6)
10	.5+	Amendment, dated May 1, 2005, to Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223) (superceded by Exhibit 10.7)
10	.6+*	Employment Agreement, dated October 28, 2005, between Argo-Tech and Michael S. Lipscomb
10	.7+*	Employment Agreement, dated October 28, 2005, between Argo-Tech and Paul R. Keen

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10	.8+	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between Argo-Tech and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.9+*	Rabbi Trust Amendment, dated October 25, 2005, to the Argo-Tech Corporation Trust Agreement dated October 28, 1994 between Argo-Tech and National City Bank, N.A. (as successor to Society National Bank), as Trustee, relating to the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb
10	.10+	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.11+	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.12+	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.13+	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.14+	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.15+	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.16+*	Fourth Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated as of September 15, 2005
10	.17+*	Fifth Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated as of October 25, 2005
10	.18+	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.19+	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on Form S-4 filed March 2, 1999, SEC File No. 333-73179)
10	.20+*	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan
10	.21+	AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10	.22+	AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10	.23+	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10	.24+	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.25+	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2001, SEC File No. 333-38223)
10	.26+	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.27+	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.28		Third Amended and Restated Credit Facility, dated June 23, 2004, by and among Argo-Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223) (superceded by Exhibit 10.30)
10.29		First Amendment, dated as of January 19, 2005, to Third Amended and Restated Credit Agreement, dated as of June 23, 2004, by and among Argo-Tech Corporation, AT Holdings Corporation, National City Bank, as administrative agent and an issuing bank, JPMorgan Chase Bank, as an issuing bank with respect to existing letters of credit issued thereunder and the other lenders signatory thereto. (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s current report on Form 8-K filed January 21, 2005, SEC File No. 333-38223) (superceded by Exhibit 10.30)
10	.30*	Fourth Amended and Restated Credit Agreement, dated September 13, 2005, by and among Argo- Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent
10.31		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.32		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.33		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of Argo-Tech’s Registration Statement on Form S-1/ A, filed November 26, 1997, SEC File No. 333-38223)
10.34		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of Argo-Tech’s Registration Statement on Form S-1/ A, filed November 26, 1997, SEC File No. 333-38223)
10.35		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of Argo-Tech’s Registration Statement on Form S-1/ A, filed November 26, 1997, SEC File No. 333-38223)
10.36		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of Argo-Tech’s Registration Statement on Form S-1/ A, filed November 26, 1997, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10	.37+	AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Argo-Tech’s registration statement on Form S-4 filed March 2, 1999, SEC File No. 333-73179)
10	.38+	Amendment to the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2001, SEC File No. 333-38223)
10	.39+	Form of Stock Option Agreement in connection with the AT Holdings Corporation/ Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of Argo-Tech’s registration statement on Form S-4 filed March 2, 1999, SEC File No. 333-73179)
10	.40+	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994 (incorporated herein by reference to Exhibit 10.36 of Argo-Tech’s annual report on Form 10-K for the year ended October 26, 2002, SEC File No. 333-38223)
10.41		Distribution Agreement, dated April 1, 2003, between Argo-Tech Corporation and Yamada Corporation (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on Form S-4 filed September 23, 2004, SEC File No. 333-119227)
10	.42*	Form of Professional Services Agreement, dated October 28, 2005, between AT Holdings Corporation and Vestar Capital Partners/ Greenbriar Equity Group LLC
10	.43+	Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10	.44+	Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.4 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10	.45+	Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Frances S. St. Clair (incorporated herein by reference to Exhibit 10.5 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10.46		Nonqualified Deferred Compensation Agreement, dated December 28, 1995, between Argo-Tech and Frances S. St. Clair (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10	.47+*	Form of Incentive Unit Grant Agreement, dated October 28, 2005
10	.48+*	Form of Amendment of Rollover Options and Waiver of Merger Consideration
10	.49+*	Change in Control Agreement, dated October 28, 2005, between Argo-Tech and John S. Glover
10	.50+*	Non-Solicitation and Confidentiality Agreement, dated as of October 28, 2005, between AT Holdings Corporation and Frances S. St. Clair
12	.1*	Statement Regarding Computation of Ratios
21.1		List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of Argo-Tech’s registration statement on Form S-4 filed September 23, 2004, SEC File No. 333-119227)
24	.1*	Powers of Attorney
31	.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification by Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Argo-Tech Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of January 2006.

ARGO-TECH CORPORATION

By:	/s/ Paul R. Keen

Name: Paul R. Keen

Title:	Executive Vice President, General Counsel and Secretary
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

* Michael S. Lipscomb		Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 27, 2006

* John S. Glover		Vice President and Chief Financial Officer (Principal Financial Officer)	January 27, 2006

* Paul A. Sklad		Controller (Principal Accounting Officer)	January 27, 2006

* John Daileader		Director	January 27, 2006

* Reginald L. Jones, III		Director	January 27, 2006

* Jeffrey W. Long		Director	January 27, 2006

* Kathleen Moran		Director	January 27, 2006

* Daniel S. O’Connell		Director	January 27, 2006

* John R. Woodard		Director	January 27, 2006

By:	/s/ Paul R. Keen (Paul R. Keen, as Attorney-in-fact)

*	The undersigned, by signing his name hereto, does sign and execute this report pursuant to a Power of Attorney executed on behalf of the above-indicated officers and directors of the registrant and filed herewith as Exhibit 24 on behalf of the registrant.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d)
of the Act by Registrants
Which Have Not Registered Securities Pursuant to Section 12 of the Act
      The registrant has not sent to security holders any annual report to security holders covering the registrant’s last fiscal year or any proxy statement, form of proxy or other proxy soliciting materials.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
ANNUAL REPORT ON FORM 10-K:
FISCAL YEAR ENDED OCTOBER 29, 2005
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of October 29, 2005 and October 30, 2004 (Predecessor)	F-3
Consolidated Statements of Net Income/(Loss) for the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)	F-4
Consolidated Statements of Shareholder’s Equity/(Deficiency) for the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)	F-5
Consolidated Statements of Cash Flows for the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)	F-6
Notes to Consolidated Financial Statements for the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)	F-7 – F-30
Supplementary Data:
Valuation and Qualifying Accounts for the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003 (Predecessor)	F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholder and Board of Directors

of Argo-Tech Corporation and subsidiaries
(a wholly-owned subsidiary of AT Holdings Corporation)
      We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and subsidiaries (a wholly-owned subsidiary of AT Holdings Corporation) (the “Company”) as of October 29, 2005 and October 30, 2004 (Predecessor), and the related consolidated statements of net income/(loss), shareholder’s equity/(deficiency), and cash flows for each of the three years in the period ended October 29, 2005 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Argo-Tech Corporation and subsidiaries as of October 29, 2005 and October 30, 2004 (Predecessor), and the results of their operations and their cash flows for each of the three years in the period ended October 29, 2005 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Cleveland, Ohio
January 24, 2006

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED BALANCE SHEETS
October 29, 2005 and October 30, 2004

		Predecessor

	2005	2004

	(In thousand,
	except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,889	$15,857
Receivables, net	40,319	29,013
Income tax receivable	3,630	1,203
Inventories, net	70,965	28,557
Deferred income taxes and prepaid expenses	1,688	6,245

Total current assets	130,491	80,875

PROPERTY AND EQUIPMENT, net of accumulated depreciation	41,970	23,213
GOODWILL	200,152	110,059
INTANGIBLE ASSETS, net of accumulated amortization	214,440	31,502
OTHER ASSETS	1,453	8,613

Total Assets	$588,506	$254,262

LIABILITIES AND SHAREHOLDER’S EQUITY/(DEFICIENCY)

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	8,736	9,396
Accrued liabilities	47,681	28,766

Total current liabilities	57,167	38,912

LONG-TERM DEBT, net of current maturities	278,312	264,063
DEFERRED INCOME TAXES	75,120	7,747
OTHER NONCURRENT LIABILITIES	17,111	13,559

Total Liabilities	427,710	324,281

REDEEMABLE ESOP STOCK	—	40,957
SHAREHOLDER’S EQUITY/(DEFICIENCY):
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	160,796	—
Accumulated other comprehensive loss	—	(3,315)
Accumulated equity/ (deficit)	—	(107,661)

Total shareholder’s equity/(deficiency)	160,796	(110,976)

Total Liabilities and Shareholder’s Equity/(Deficiency)	$588,506	$254,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF NET INCOME/(LOSS)
For the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003

	Predecessor

	2005	2004	2003

	(In thousands)
Net revenues	$212,595	$187,328	$160,726
Cost of revenues	124,855	109,203	94,535

Gross profit	87,740	78,125	66,191

Selling, general and administrative	35,514	31,166	26,417
Research and development	12,814	11,934	9,525
Amortization of intangible assets	3,414	3,414	3,414
Merger expense	24,473	—	—

Operating expenses	76,215	46,514	39,356

Income from operations	11,525	31,611	26,835
Interest expense	25,601	22,705	21,257
Debt extinguishment expense	—	12,961	—
Other, net	(109)	(95)	(529)

Income/(loss) before income taxes	(13,967)	(3,960)	6,107
Income tax (benefit)/provision	(7,768)	(3,499)	1,579

Net income/(loss)	$(6,199)	$(461)	$4,528

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY)
For the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003

			Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income/ (Loss)	Deficit	Total

	(In thousands)
BALANCE, OCTOBER 26, 2002 (Predecessor)	$—	$—	$(3,235)	$(28,398)	$(31,633)
Net income				4,528	4,528
Reduction minimum pension liability			973		973
Accretion of redeemable ESOP stock				(3,903)	(3,903)
Dividend				(226)	(226)
Foreign currency translation adjustment			119		119
Activity related to stock options				4	4
Other, net				210	210

BALANCE, OCTOBER 25, 2003 (Predecessor)	$—	$—	$(2,143)	$(27,785)	$(29,928)
Net loss				(461)	(461)
Additional minimum pension liability			(1,179)		(1,179)
Accretion of redeemable ESOP stock				(23,918)	(23,918)
Contributed redeemable ESOP stock				2,425	2,425
Dividend				(59,046)	(59,046)
Change in ESOP excess benefit plan				1,123	1,123
Foreign currency translation adjustment			7		7
Other, net				1	1

BALANCE, OCTOBER 30, 2004 (Predecessor)	$—	$—	$(3,315)	$(107,661)	$(110,976)
Net loss				(6,199)	(6,199)
Additional minimum pension liability			(125)		(125)
Accretion of redeemable ESOP stock				(32,255)	(32,255)
Contributed redeemable ESOP stock				8,453	8,453
Tax benefit on exercise of non-qualified stock options		938			938
Dividend				(7,019)	(7,019)
Change in ESOP excess benefit plan				404	404
Foreign currency translation adjustment			(68)		(68)
Other, net				(11)	(11)

BALANCE, OCTOBER 28, 2005 (Predecessor)	$—	$938	$(3,508)	$(144,288)	$(146,858)
Elimination of historical shareholder’s deficiency		(938)	3,508	144,288	146,858
Investment from AT Holdings		160,796			160,796

BALANCE, OCTOBER 29, 2005	$—	$160,796	$—	$—	$160,796

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003

	Predecessor

	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(6,199)	$(461)	$4,528
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	3,655	3,799	4,187
Amortization of intangible assets and deferred financing costs	4,569	5,375	5,866
Accretion of bond discount	—	219	304
Debt extinguishment expense	—	12,961	—
Non-cash stock option expense	841	—	—
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	8,453	4,851	1,874
Compensation expense recognized in connection with ESOP excess benefit plan	—	1,123	—
Deferred pension cost	—	(912)	731
Deferred income taxes	(4,750)	(2,150)	(1,227)
Changes in operating assets and liabilities:
Receivables	(13,732)	1,619	(4,010)
Inventories	(2,111)	(2,856)	(578)
Prepaid expenses	(430)	(135)	(348)
Accounts payable	(700)	2,142	2,002
Accrued and other liabilities	10,672	7,640	2,220
Other, net	(75)	15	124

Net cash provided by operating activities	193	33,230	15,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,376)	(3,056)	(1,939)

Net cash used in investing activities	(4,376)	(3,056)	(1,939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of senior notes	—	250,000	—
Purchase of senior subordinated notes	—	(200,571)	—
Borrowing of long-term debt	5,000	15,000	—
Repayment of long-term debt	(750)	(26,038)	(16,000)
Payment of financing related fees	(1,390)	(7,719)	(1,224)
Transaction related cash received from AT Holdings	6,374	—	—
Purchase of AT Holdings stock from former ESOP participants	(3,886)	(567)	(273)
Dividend to AT Holdings	(3,133)	(58,479)	—
Other, net	—	—	51

Net cash provided by (used in) financing activities	2,215	(28,374)	(17,446)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	(1,968)	1,800	(3,712)
Balance, beginning of period	15,857	14,057	17,769

Balance, end of period	$13,889	$15,857	$14,057

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended October 29, 2005, October 30, 2004 and October 25, 2003

1.	BASIS OF PRESENTATION
      The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation (“Holdings”)) and its subsidiaries (“Argo-Tech” or the “Company”) include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps. In addition, Argo-Tech leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. The fiscal year ended October 30, 2004 consisted of 53 weeks and the fiscal years ended October 29, 2005 and October 25, 2003 consisted of 52 weeks. Prior to the Merger, Argo-Tech was obligated to fulfill certain obligations of Holdings to purchase Holdings’ common stock in accordance with the provisions of the Argo-Tech Corporation Employee Stock Ownership Plan. As a result, that obligation has been reflected in its financial statements. Certain reclassifications have been made in the prior years’ financial statements to conform to the current year presentation.
      Argo-Tech Corporation is a parent holding company and all of its domestic subsidiaries guarantee Argo-Tech’s senior notes issued in June 2004. Argo-Tech also has two wholly-owned, non-guarantor foreign subsidiaries which have inconsequential assets, liabilities and equity. Argo-Tech has no outside assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior notes (Note 13) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors.

2.	MERGER
      On October 28, 2005, Holdings consummated a merger with Vaughn Merger Sub, Inc. (“Vaughn”) in which Vaughn merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of V.G.A.T. Investors, LLC (“VGAT”). Effective upon the completion of the Merger, Argo-Tech and Holdings entered into the Fourth Amended and Restated Credit Agreement (the “Amended Credit Facility”), dated as of September 13, 2005. The Amended Credit Facility provides for aggregate borrowings by Argo-Tech of up to approximately $59.1 million, comprised of senior secured loans of approximately $19.1 million, consisting of the term loans outstanding ($14.1 million) on the effective date of the Amended Credit Facility plus an additional $5.0 million term loan and loans under a senior secured revolving credit facility (the “Revolving Loans”) in an aggregate principal amount not to exceed $40.0 million. All loans under the Amended Credit Facility will mature on June 23, 2009.
      On October 6, 2005, Argo-Tech commenced a solicitation (the “Solicitation”) of consents from holders of the 9 1/4% Senior Notes (the “Notes”) to modify the covenant in the Indenture dated June 23, 2004, by and among Argo-Tech, the guarantors named therein and The Bank of New York Trust Company, N.A. (formerly known as BNY Midwest Trust Company), as trustee (the “Indenture”) that (i) limits Restricted Payments (as defined in the Indenture) to permit Argo-Tech to make distributions of up to $5.0 million to Holdings in connection with the Merger, (ii) relates to the financial reporting obligations to provide that if Holdings executes and delivers an unconditional guarantee to Argo-Tech and the trustee with respect to all obligations and liabilities under the Indenture, then the financial reports and other information required by that covenant may be provided by Holdings (together, the “Indenture Amendments”), and (iii) waives the requirement that Argo-Tech make a Change of Control Offer (as defined in the Indenture) as a result of the Merger. The Solicitation expired on October 26, 2005 whereby $172,240,000, or 68.9%, in aggregate principal amount of the Notes consented to the proposed amendments and waiver and Argo-Tech entered into a First Supplemental Indenture (the “Supplemental Indenture”) to the Indenture. As a result of the change in control of Holdings that occurred on October 28, 2005 in connection with the Merger, a Change of Control (as defined in the Indenture) occurred. Accordingly, on November 1, 2005, the Company made a Change of

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Control Offer, pursuant to which Argo-Tech offered to repurchase, for cash, all or part of the Notes, as to which a valid consent and waiver was not delivered in the Solicitation, at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest. No Notes were tendered and the Change of Control Offer expired at 5 pm on December 1, 2005. The cash merger consideration of approximately $164.7 million paid to Holdings’ former common stockholders, holders of in-the-money stock options and stock appreciation rights and the holder of the warrant to purchase Holdings common stock (including merger related expenses of approximately $4.6 million borne by the former stockholders of Holdings and excluding $11.2 million fair value of stock and stock options rolled over in connection with the Merger) and acquisition and financing fees and expenses of approximately $11.5 million was financed by: (1) an investment of $111.2 million by V.G.A.T. Investors, LLC, (2) $5.0 million term loan under the Amended Credit Facility, (3) $42.6 million of proceeds from the issuance by Holdings of $67.0 million in aggregate principal amount at maturity of 11 3/4% Senior Discount Notes due 2012 and (4) the use of existing cash balances. The interest on the Senior Discount Notes, under an Indenture by and between Holdings and The Bank of New York Trust Company, will accrue in the form of an increase in the accreted value of such notes prior to October 15, 2009. Thereafter, cash interest will accrue and be payable semiannually on April 15 and October 15 of each year, commencing on April 15, 2010, at a rate of 11 3/4%. These notes will be unsecured and will rank equally in right of payment with all Holdings’ existing and future senior debt and senior to all its existing and future subordinated debt. The Holdings notes will be effectively subordinated in right of payment to all Holdings’ existing and future secured debt, including its guarantee of debt under the Amended Credit Facility, to the extent of the value of the assets securing such debt. In addition, the Holdings notes will be structurally subordinated to all existing and future debt of Holdings’ existing and future subsidiaries, including Argo-Tech and Argo-Tech’s subsidiaries.
      The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price to the Company’s assets and liabilities is subject to adjustment.
      The following table summarizes the preliminary fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets:
Current assets	$130,491
Property, plant and equipment	41,970
Goodwill	200,152
Intangible assets	214,440
Other assets	2

Total assets	$587,055

Liabilities:
Current liabilities	$56,313
Long-term debt	264,063
Other noncurrent liabilities	92,230

Total liabilities	412,606

Purchase price allocated to Company	$174,449

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger had occurred at the beginning of each period presented (in thousands):

	Year Ended	Year Ended
	October 29,	October 30,
	2005	2004

Net sales	$212,595	$187,328
Loss from operations	(13,310)	(17,936)
Net loss	(19,716)	(23,254)
      The pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that will be charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions is sold, (ii) additional amortization expense that will be recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense resulting from the write-up of the carrying value of property, plant and equipment to fair value, (iv) amortization of the write-up of the Notes to fair market value over the remaining life of the loan, (v) additional interest expense related to the increase in the Term Loan and related amortization expense and (vi) excluding expenses related to the Merger (discussed below). This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.
      The Company’s results of operations for the period ended October 29, 2005 include a one-time charge of $24.5 million ($15.2 million after tax) that was recorded as a result of the Merger and consists primarily of stock compensation costs, ESOP excess benefit plan and severance and stay payments in connection with the Merger.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Principles of Consolidation — The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between the wholly-owned subsidiaries have been eliminated.
      As a result of the Merger (see Note 2), the accompanying consolidated financial statements include fair value adjustments to assets and liabilities, including inventory, goodwill, intangible assets, property, plant and equipment, accrued liabilities, deferred taxes and long-term debt. Accordingly, the accompanying consolidated financial statements for periods prior to the Merger are labeled as “Predecessor” financial statements.
      Cash Equivalents — Cash equivalents represent short-term investments with an original maturity of three months or less.
      Receivables — The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings, the Company immediately records a bad debt expense and reduces the related receivable to the amount it reasonably believes is collectible. The Company estimates the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Its estimate of the allowance includes amounts for specifically identified losses and a general amount for estimated losses. If circumstances change or economic conditions deteriorate, the Company’s estimates of the recoverability of receivables could be further adjusted.
      Inventories — The Company’s inventory purchases and commitments are made in order to build inventory to meet future shipment schedules based on forecasted demand for our products. Prior to the

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
merger, inventories are stated at the lower of cost or market, with cost being determined on the first-in, first-out, or FIFO, method. Periodically, the Company performs a detailed assessment of inventory, which includes a review of, among other factors, historical sales activity, future demand requirements, product life cycle and development plans and quality issues. Based on this analysis, the Company records provisions for potentially obsolete or slow-moving inventory to reflect inventory at net realizable value. These provisions could vary significantly, either favorably or unfavorably, from actual requirements based upon future economic conditions, customer inventory levels or competitive factors that were not foreseen, or did not exist, when the valuation allowances were established.
      Property and Equipment — Prior to the Merger, property and equipment are stated at cost and are depreciated using the straight-line or an accelerated method over their estimated useful lives as follows:

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
      Intangible assets are amortized on a straight-line basis over their estimated economic lives as follows:

Contracts	10 Years
Spare Parts Annuity	20 Years
Patents	5-16 Years
      Deferred Financing Costs — The costs of obtaining financing are included in Other Assets in the consolidated balance sheets and are amortized over the terms of the financing. The cost balance at October 29, 2005 and October 30, 2004 was $1,451,000 and $7,719,000, respectively. The amortized cost is included in interest expense in the consolidated statements of net income/ (loss). Accumulated amortization at October 30, 2004 was $376,000.
      Redeemable Stock — Redeemable ESOP Stock has been excluded from Shareholder’s Equity/ (Deficiency) due to the ability of the holders of Holdings common stock to “put”, subject to certain restrictions, the shares to the Company. The increase/ (decrease) in the Redeemable ESOP Stock has been recorded in Accumulated Deficit. As a result of the Merger, this requirement no longer exists.
      Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the consolidated statements of net income/ (loss) and are reported as a component of shareholder’s equity/ (deficiency).
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
      Stock Options — Prior to the Merger, the Company had four stock-based compensation plans. The Company applies Accounting Principals Board (“APB”) Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company’s four stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company’s net income/(loss) for the fiscal years ended 2005, 2004 and 2003 would have been adjusted to the pro forma amount indicated below (in thousands):

	Predecessor

	October 29,	October 30,	October 25,
	2005	2004	2003

Net income/(loss) — As reported	$(6,199)	$(461)	$4,528
Compensation cost based on the fair value method (after tax)		(76)	(254)

Net income/(loss) — Pro forma	$(6,199)	$(537)	$4,274

      Effective upon completion of the Merger on October 28, 2005, the Board of Directors of Argo-Tech terminated the four stock-based compensation plans. In connection with the Merger, VGAT authorized two classes of incentive units of limited liability company interests.
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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	OTHER BALANCE SHEET INFORMATION
      The major components of the following balance sheet captions were (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Accrued liabilities:
Salaries and accrued compensation	$11,961	$9,843
Payroll taxes	7,638
Accrued interest	9,635	8,222
Accrued warranty	2,073	2,084
Deferred and other income taxes	7,052	810
Other	9,322	7,807

Total	$47,681	$28,766

Other noncurrent liabilities:
Accrued post retirement benefits	$14,852	$11,397
Other	2,259	2,162

Total	$17,111	$13,559

5.	RECEIVABLES
      Receivables consist of the following (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Amounts billed — net of allowance for uncollectible amounts of $459 and $310	$39,193	$29,280
Amounts unbilled (principally commercial customers):
Net reimbursable costs incurred on uncompleted contracts	1,776	3,514
Billings to date	(650)	(3,781)

Total unbilled — net	1,126	(267)

Net receivables	$40,319	$29,013

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	INVENTORIES
      Inventories consist of the following (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Finished goods	$5,401	$2,686
Work-in-process and purchased parts	68,895	28,963
Raw materials and supplies	706	776

Total	75,002	32,425
Reserve for excess and obsolete inventory	(4,037)	(3,868)

Inventories — net	$70,965	$28,557

7.	INTANGIBLE ASSETS
      The following is a summary of intangible assets, other than goodwill (in thousands):

			Predecessor

	October 29, 2005		October 30, 2004

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Contracts	$20,870	$—	$17,100	$12,115
Customer relationships	193,090	—	38,200	11,896
Patents	480	—	387	174

Total	$214,440	$—	$55,687	$24,185

      Amortization expense recorded on the intangible assets for each of the fiscal years ended October 29, 2005, October 30, 2004 and October 25, 2003 was $3.4 million. The estimated amortization expense for fiscal years 2006 through 2010 is $11.8 million. The weighted-average amortization period for contracts is 10 years, customer relationships is 20 years and patents is 9 years.

8.	GOODWILL
      Argo-Tech adopted SFAS No. 142, “Goodwill and Other Intangible Assets” as of October 28, 2001. Under this statement, goodwill and other intangibles determined to have an indefinite life are no longer amortized; however, these assets are to be reviewed for impairment on a periodic basis. Argo-Tech completed its transitional impairment test for goodwill during the second fiscal quarter of 2002 using a present value of future cash flows valuation method. This process did not result in any impairment being recorded upon the adoption of SFAS No. 142. Goodwill is subject to an impairment test at least annually thereafter. The Company’s goodwill is primarily allocated to its Aerospace segment.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	PROPERTY AND EQUIPMENT
      Owned Property — Property and equipment owned by the Company consists of the following (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Land and land improvements	$7,071	$7,663
Buildings and building equipment	25,205	34,548
Machinery and equipment	7,214	41,694
Office and automotive equipment	1,187	8,504
Construction-in-progress	1,293	1,325

Total	41,970	93,734
Accumulated depreciation	—	(70,521)

Total — net	$41,970	$23,213

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
      Total rental revenue under the property leases and service contracts is included in “Net revenues” and was as follows for the fiscal years ended 2005, 2004 and 2003 (in thousands):

	Predecessor

	2005	2004	2003

Minimum contractual amounts under property leases	$3,811	$4,126	$4,498
Service contracts revenue based on usage	687	828	774

Total	$4,498	$4,954	$5,272

      Future minimum rentals under the noncancelable property leases and service contracts at October 29, 2005 are (in thousands): $2,419 in 2006, $1,572 in 2007, $719 in 2008, $81 in 2009, and $59 in 2010.

10.	PRODUCT WARRANTY
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

		Predecessor

	October 29,	October 30,
	2005	2004

Beginning balance	$2,084	$2,130
Accruals for warranties issued	20	20
Accruals for pre-existing warranties (including changes in estimate)	756	780
Warranty claims settled	(787)	(846)

Ending balance	$2,073	$2,084

11.	EMPLOYEE BENEFIT PLANS
      Employee Stock Ownership Plan — Prior to the merger, the Company had an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP grants to participants in the plan certain ownership rights in, but not possession of, the common stock of Holdings held by the Trustee of the Plan. Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $8,453,000, $4,851,000 and $1,874,000 for the fiscal years ended 2005, 2004 and 2003, respectively. The cost of the shares acquired for the ESOP that are not committed to be released to participants is shown as a contra-account, “Unearned ESOP shares”. In September 2005, the Company contributed 42,000 shares of Holdings common stock to the plan. These shares were repurchased by Argo-Tech from plan participants who exercised their put option rights under the plan. These rights are described below.
      Summary information regarding ESOP activity consists of the following:

		Predecessor

	October 29,	October 30,
	2005	2004

Allocated shares	$441,000	$399,000
Shares released for allocation(a)	42,000	42,000

Total ESOP shares	483,000	441,000
Repurchased shares received as distributions	(121,971)	(86,366)
Repurchased shares in connection with the Merger	(361,029)	—

Total available ESOP shares	—	354,634

Fair market value of unearned ESOP shares	$—	$—

(a)	Includes contributed shares.
      All of the cash and shares acquired for the ESOP are owned and held in trust by the ESOP.
      The stock of Holdings is not listed or traded on an active stock market and market prices are, therefore, not available. Annually, an independent financial consulting firm determined the fair market value based upon the Company’s performance and financial condition.
      The Company provided an “internal market” for stockholders through its purchase of their shares of common stock. Participants in the Company’s ESOP who have left the Company or are employees eligible for

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock diversification have the right to require the Company, within a specified period, to repurchase shares of stock received as distributions under the ESOP at fair market value. For each year presented, the total available ESOP shares are multiplied by the fair market value of the common stock and shown as “Redeemable ESOP Stock” on the Balance Sheet.
      The Company maintains a supplemental employee retirement plan, an unfunded plan that at all times will be deemed invested in Holdings common stock. This plan is for employees participating in the ESOP in respect of reduction to allocations to their accounts because of limitations under the tax code applicable to tax-qualified plans. Benefits under this plan vest in the same manner as benefits under the ESOP and distributions from the plan will, subject to certain restrictions, be made in whole or fractional shares of Holdings common stock at the same time or times as benefits under the ESOP are distributable, or in the case of benefits with respect to qualifying employer securities subject to the put option under the ESOP, at the time the plan participant exercises (or is deemed to have exercised) a hypothetical “put option” under the plan.
      Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans, which cover substantially all of the Company’s employees. The plan covering Argo-Tech Corporation Costa Mesa employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $678,000, $560,000 and $488,000 in fiscal years 2005, 2004 and 2003 respectively.
      The Company uses an October 31st measurement date for its defined benefit pension plans.
      A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2005, 2004 and 2003 is as follows (in thousands):

	Predecessor

	2005	2004	2003

Service cost — benefits earned during the period	$371	$279	$277
Interest cost on projected benefit obligation	1,383	1,324	1,299
Expected return on plan assets	(1,868)	(1,756)	(1,491)
Net amortization and deferral	410	348	384

Net periodic pension cost	296	195	469

Curtailment loss	369	—	—
Special termination benefits	57	—	—

Net periodic pension cost after settlements	$722	$195	$469

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the change in projected benefit obligation (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Benefit obligation at beginning of year	$22,977	$20,809
Service cost	371	279
Interest cost	1,383	1,324
Benefits paid	(1,002)	(923)
Actuarial (gain)/loss	(251)	16
Change in plan provisions	542	—
Change due to assumptions	686	58
Curtailment loss	369	—
Special termination benefits	57	—
Change in discount rate	—	1,414

Benefit obligation at end of year	$25,132	$22,977

      The following table sets forth the change in plan assets (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Fair value of plan assets at beginning of year	$21,112	$19,974
Actual return on plan assets	1,828	1,876
Employer contributions	132	185
Benefits paid	(1,002)	(923)

Fair value of plan assets at end of year	$22,070	$21,112

      The following table sets forth the funded status of the plans (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Funded status	$(3,062)	$(1,865)
Unrecognized net loss	—	5,512
Unrecognized prior service cost	—	380

Net amount recognized	$(3,062)	$4,027

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the development of the prepaid (accrued) pension cost prior to reflection of additional minimum liability (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Prepaid pension cost at the beginning of the year	$4,027	$4,037
Net periodic pension cost	(722)	(195)
Employer contributions	132	185
Purchase accounting adjustment	(6,499)	—

Prepaid (accrued) pension cost at the end of the year	$(3,062)	$4,027

      Amounts recognized in the consolidated balance sheets consist of (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Accrued benefit liability	$(3,062)	$(1,865)
Intangible asset	—	380
Accumulated other comprehensive loss	—	5,512

Net amount recognized	$(3,062)	$4,027

      The following table sets forth additional information of the plans (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Accumulated benefit obligation at the end of the year	$25,132	$22,977
Increase (decrease) in minimum liability included in other comprehensive income	209	1,966
      The weighted average assumptions used to determine net periodic pension cost as well as the funded status are:

	Predecessor

	2005	2004	2003

Discount rate	6.00%	6.00%	6.50%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%
      The following table sets forth the weighted-average asset allocations, by asset category:

		Assets at

			Predecessor

	Target	October 29,	October 30,
Asset Category	Allocation	2005	2004

Equity securities	60% - 70%	62.0%	61.2%
Debt securities	30% - 40%	36.7%	38.3%
Cash	0% - 10%	1.3%	0.5%

Total		100.0%	100.0%

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
      The Company expects to contribute $1,064,000 to the plans for the fiscal year ending October 31, 2006.
      The following benefit payments, which reflect expected future service, are expected to be paid for the fiscal years ending (in thousands):

October 31, 2006	$1,134
October 31, 2007	1,124
October 31, 2008	1,162
October 31, 2009	1,210
October 31, 2010	1,263
October 31, 2011 to October 31, 2015	8,076
      Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents.
      The Company uses an October 31st measurement date for its postretirement health care benefit.
      The net postretirement benefit cost for the fiscal years ended 2005, 2004 and 2003 includes the following components (in thousands):

	Predecessor

	2005	2004	2003

Service cost	$241	$179	$187
Interest cost	883	881	804
Net amortization and deferral	139	135	23

Net postretirement benefit cost	$1,263	$1,195	$1,014

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth the change in projected benefit obligation (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Benefit obligation at beginning of year	$14,476	$14,519
Service cost	241	179
Interest cost	883	881
Benefits paid	(552)	(492)
Plan participant contributions	150	133
Actuarial (gain)/loss	399	(1,315)
Change in plan provisions	—	(472)
Change in assumptions	(245)	—
Change in discount rate	—	1,043

Benefit obligation at end of year	$15,352	$14,476

      The actuarial (gain)/ loss in fiscal 2004 includes an actuarial gain of $1,824 due to the Medicare Rx subsidy.
      The following table sets forth the change in plan assets (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Fair value of plan assets at beginning of year	$—	$—
Benefits paid	(552)	(492)
Employer contributions	402	359
Plan participant contributions	150	133

Fair value of plan assets at end of year	$—	$—

      The following table sets forth the funded status of the plans (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Benefit obligation	$(15,352)	$(14,476)
Unrecognized prior service cost	—	(472)
Unrecognized net (gain) loss	—	3,151

Accrued benefit cost	$(15,352)	$(11,797)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the development of the accrued postretirement benefit cost (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Accrued postretirement benefit cost at the beginning of the year	$(11,797)	$(10,961)
Net periodic postretirement benefit cost	(1,263)	(1,195)
Claim payments	402	359
Purchase accounting adjustment	(2,694)	—

Accrued postretirement benefit cost at the end of the year	$(15,352)	$(11,797)

      The weighted-average assumption used to determine net periodic postretirement benefit cost and benefit obligations is:

	2005	2004

Discount rate	6.00%	6.00%
      The assumed health care cost trend rates are as follows:

	2005	2004

Health care cost trend rate assumed for next year	7.50%	8.00%
Ultimate rate	5.00%	5.00%
Year ultimate rate is valued	2011	2011
      The Company expects the following contributions to be made to the plan for the fiscal year ending October 31, 2006 (in thousands):

Expected employer contributions	$487
Expected plan participant contributions	$162
      The following benefit payments (employer portion only), which reflect expected future service, are expected to be paid for the fiscal years ending (in thousands):

October 31, 2006	$487
October 31, 2007	551
October 31, 2008	614
October 31, 2009	677
October 31, 2010	740
October 31, 2011 to October 31, 2015	4,208
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% point	1% point
	Increase	Decrease

Effect on service and interest cost	$210	$(168)
Effect on postretirement benefit obligation	$2,632	$(2,139)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock Appreciation Rights (SARs)
      On March 1, 2005, the Company granted 45,200 SARs to certain full-time employees of the Company and its subsidiaries. Its directors and executive officers did not participate in the plan. The total number of SARs which could be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, could not exceed 50,000, except to the extent of certain authorized adjustments. The SARs vested 33 1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR is determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control or ten years from the initial date, each SAR entitled the holder to a chase payment equal to the increase, if any, in the value of one share of Holdings common stock from the initial date to the date of payment. There is $2.5 million of SAR expense included in selling, general and administrative expenses for fiscal 2005. The Merger constituted a change of control under the SARs, and the holders of the SARs received a portion of the merger consideration in exchange for the cancellation of their SARs. The cancellation of the SARs resulted in additional compensation expense of $4.6 million in fiscal year 2005, which is included in Merger expense.

12.	INCOME TAXES
      The income tax provision/(benefit) consists of the following for the fiscal years ended 2005, 2004 and 2003 (in thousands):

	Predecessor

	2005	2004	2003

Current tax provision/(benefit):
Federal	$(3,039)	$(1,273)	$2,134
State and local	21	(76)	672

Total	(3,018)	(1,349)	2,806
Deferred tax benefit	(4,750)	(2,150)	(1,227)

Income tax provision/(benefit)	$(7,768)	$(3,499)	$1,579

      The difference between the recorded income tax provision/(benefit) and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

	Predecessor

	2005	2004	2003

Income tax provision at statutory rate	$(4,889)	$(1,346)	$2,137
State tax provision — net of federal benefits	(468)	80	391
Extraterritorial income	(1,490)	(1,403)	(829)
R&D credit	(748)	(590)	(252)
ESOP	—	539	66
Settlement of tax examination and reserve adjustment	(451)	(720)	—
Other — net	278	(59)	66

Income tax provision/(benefit)	$(7,768)	$(3,499)	$1,579

      During the fiscal years ended 2005, 2004 and 2003 the Company paid (net of refunds received) approximately $1.0 million, $1.3 million and $1.7 million in income taxes, respectively.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s net deferred tax asset/(liability) are as follows (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Current:
Inventory	$(13,784)	$1,374
Employee benefits	1,496	1,361
Warranty	798	815
Engineering reserves	699	1,329
Net operating loss carryforward	3,727	—
Other reserves	201	694

Total current	(6,863)	5,573

Long-term:
Hourly retiree medical	5,534	4,420
Accrued pension benefit	689	846
Employee benefits	—	500
Property and equipment	(7,696)	(584)
Intangible assets	(79,332)	(12,866)
Senior notes	3,600	—
R&D tax credit carryforward	1,721	—
Other — net	364	(63)

Total long-term	(75,120)	(7,747)

Net deferred tax liability	$(81,983)	$(2,174)

      The temporary difference described above principally represent differences between the tax bases of assets (principally inventory, property and equipment, and intangible assets) or liabilities (principally related to employee benefits and loss reserves) and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled, respectively. The Company has net federal operating loss carryforwards totaling approximately $9.8 million available to reduce future taxable income and has recorded a deferred tax asset. The Company has not provided any valuation allowance with respect to this asset, as it believes its realization is more likely than not. This determination is primarily based upon our expectation that future operations will be sufficiently profitable to utilize the operating loss carryforwards.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	DEBT
      Summary — The Company’s long-term debt consists of the following (in thousands):

		Predecessor

	October 29,	October 30,
	2005	2004

Term loans	$19,062	$14,813
Revolving credit facility	—	—
Senior notes	260,000	250,000

Total borrowings	279,062	264,813
Current maturities	(750)	(750)

Long-term portion	$278,312	$264,063

      Credit Facility and Term Loans — In connection with the Merger, the Company amended and restated its credit agreement and has a $19.1 million Term Loan Facility and has available a $40.0 million Revolving Credit Facility. The unused balance of the Revolving Credit Facility ($31.6 million at October 29, 2005 after reduction of $8.4 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility and Term Loan mature on June 23, 2009. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Holdings). The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility contains no restrictions on the ability of the Company’s subsidiaries to make distributions to the Company. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 29, 2005. Interest was calculated, at the Company’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The interest rate for fiscal year 2005 was 1.00% plus ABR or 2.50% plus LIBOR.
      Senior Notes — At October 29 2005, the Company had outstanding $250.0 million 9 1/4% Senior Notes due 2011. Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Senior Notes will mature on June 1, 2011.
      In connection with the Merger, the 9 1/4% Senior Notes were written up $10.0 million, to $260.0 million, their fair market value and will be amortized over the remaining life of the notes.
      The Senior Notes are unsecured and rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt. The Senior Notes will be effectively subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are subject to certain limitations and restrictions which the Company has not exceeded at October 29, 2005.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2006	$750
2007	750
2008	3,562
2009	14,000
2010	—
2011 and thereafter	250,000

Total	$269,062

      Total interest paid during the fiscal years ended 2005, 2004 and 2003 was $24.4 million, $20.7 million and $18.5 million, respectively.
      Debt Extinguishment Expense — The Company incurred $12.9 million of debt extinguishment expense in fiscal 2004 for the write-off of $6.1 million of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement, $5.5 million for the tender, consent and redemption fees associated with the refinancing of the 8 5/8% senior subordinated notes and recognition of the remaining accretion of $1.3 million on a portion of the 8 5/8% senior subordinated notes that were issued at a discount.

14.	SEGMENT INFORMATION
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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents revenues and other financial information by business segment (in thousands):
2005 Predecessor

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$154,842	$57,753	$—	$212,595
Operating profit (loss)	38,501	4,138	(3,227)	39,412
Amortization of intangible assets				3,414
Merger expenses				24,473

Income from operations				11,525
Interest expense				25,601
Other, net				(109)

Loss before tax				$(13,967)

Capital expenditures	2,661	1,715		4,376
Depreciation	2,043	1,245	367	3,655
Compensation expense recognized in connection with employee stock ownership plan	7,821	632		8,453
2004 Predecessor

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$138,177	$49,151	$—	$187,328
Operating profit (loss)	34,584	761	(320)	35,025
Amortization of intangible assets				3,414

Income from operations				31,611
Interest expense				22,705
Debt extinguishment expense				12,961
Other, net				(95)

Loss before tax				$(3,960)

Capital expenditures	1,789	1,267		3,056
Depreciation	2,168	1,231	400	3,799
Compensation expense recognized in connection with employee stock ownership plan	4,270	581		4,851

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003 Predecessor

	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$121,278	$39,448	$—	$160,726
Operating profit (loss)	28,484	2,157	(392)	30,249
Amortization of intangible assets				3,414

Income from operations				26,835
Interest expense				21,257
Other, net				(529)

Income before tax				$6,107

Capital expenditures	1,194	745		1,939
Depreciation	2,503	1,280	404	4,187
Compensation expense recognized in connection with employee stock ownership plan	1,652	222		1,874

15.	RELATED PARTY TRANSACTIONS
      Upsilon International Corporation (“UIC”) is the exclusive distributor of Argo-Tech engine fuel pump and certain airframe product manufactured at our Cleveland, Ohio facility and is a non-exclusive sales agent for engine overhaul and repair for the entire international market under a long-term distribution agreement. UIC is owned by YC International, Inc., a former stockholder of Holdings, which is also under the control of a former stockholder of Holdings. We believe that this distribution agreement was entered into on terms and conditions customary for the industry in all respects with the exception of the contract term and termination provisions, which are more favorable to UIC than industry norm. The dollar amount of transactions for each of the last three fiscal years can be found in Note 16. Amounts owed to Argo-Tech by UIC under normal terms and conditions as of October 29, 2005, October 30, 2004 and October 25, 2003 were $4.0 million, $2.0 million and $3.7 million, respectively.

16.	MAJOR CUSTOMERS AND EXPORT SALES
      During the fiscal years ended 2005, 2004 and 2003, the Company had revenues in excess of 10% from only one customer (in thousands):

	Predecessor

	2005	2004	2003

Upsilon International Corporation	$23,478	$20,326	$19,321
      During the fiscal years ended 2005, 2004 and 2003, export sales to foreign customers were comprised of the following (in thousands):

	Predecessor

	2005	2004	2003

Europe	$42,238	$32,823	$30,371
Pacific Rim	35,430	26,003	25,279
All others (individually less than 10%)	17,702	21,379	11,041

Total	$95,370	$80,205	$66,691

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The Company has various financial instruments, including cash and short-term investments and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments, Senior Notes and Term Loans approximates their fair value. The Company does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

18.	STOCK OPTIONS
      Prior to the merger, the Company had four stock-based compensation plans:
      1991 Performance Stock Option Plan — The 1991 Performance Stock Option Plan provides for option grants for the purchase of Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options under this plan became fully vested in January 1999. Effective upon completion of the Merger, the Board of Directors of Argo-Tech terminated the option plan. All of the options outstanding under this plan were cancelled in exchange for the right to receive cash payments of equal value in the Merger.
      1991 Management Incentive Stock Option Plan — The 1991 Management Incentive Stock Option Plan provides for option grants for the purchase of Holdings’ common stock. The exercise price of each option is $10.00 per share. All of the options under this plan became fully vested in January 1999. All of the options outstanding under this plan were cancelled in exchange for the right to receive cash payments of equal value in the Merger.
      1998 Equity Replacement Stock Option Plan — The 1998 Equity Replacement Stock Option Plan was established to provide for option grants for the purchase of Holdings’ common stock. The exercise price of each option is $40.00 per share. All of the options under this plan were fully vested upon issuance. All of the options outstanding under this plan were cancelled in exchange for the right to receive cash payments of equal value in the Merger.
      1998 Incentive Plan — The 1998 Incentive Plan was established to provide option grants for the purchase of Holdings’ common stock, at prices that may be more than, less than, or equal to the fair market value of the shares, as the Board or Compensation Committee of Holdings may determine at the time of grant. There have been three option grants under the 1998 Incentive Plan, the first in 1999 with an exercise price of $100.11, the second in 2001 with an exercise price of $69.18 and the third in 2002 with an exercise price of $49.79. The option agreement governing the options granted in 1999 provides that such options vest in 20% increments over five successive years. For any year in which the EBITDA of the company exceeds 105% of the target EBITDA, an additional 13 1/3% of the optioned shares will vest. Effective November 2, 2000 all holders of options granted in 1999 agreed to the cancellation of the portion of the 1999 options which were not vested at such date. Pursuant to the plan, such cancelled options are available for new grants. The option agreement governing the options granted under the plan in September 2001 and March 2002 provides for vesting as follows: 33.3% at the time of issuance and 33.3% on the anniversary date of the grant over the next two years. All options granted under the plan expire ten years from the date of grant. In the event that Holdings’ common stock becomes registered or traded on a national exchange or in the event of a change in control, all options will become exercisable in full. All of the options outstanding under this plan were cancelled in exchange for the right to receive cash payments of equal value in the Merger.
      Incentive Units — In connection with the Merger, VGAT authorized two classes of incentive units of limited liability company interests designated Class B Units and Class C Units. The incentive units issued on the date of the Merger entitle the holders to distributions in excess of a floor amount, which is $201.25, the fair

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market value of the equity of Holdings as of the date of the Merger. The Class B Units are subject to time-vesting requirements. Twenty percent of the Class B Units will vest effective as of the end of each fiscal year. If a holder’s employment is terminated following October 31, 2006 other than by Holdings for cause or voluntarily by the holder, such holder’s Class B Units subject to vesting in the year of termination will vest on a daily basis. Class C Units are subject to performance-vesting requirements. For each fiscal year beginning with fiscal 2006, 20% of the Class C Units will be eligible to vest effective upon the sale of VGAT and the attainment of certain performance criteria.
      The fair value of each option and incentive unit grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001, 2002 and 2005 respectively: risk-free interest rates of 5.0%, 4.875% and 4.35% and expected lives of 10 years for each of the option plan grants and 7 years for the incentive units. Holdings does not pay a dividend.
      A summary of the status of the Company’s stock option plans as of October 29, 2005, October 30, 2004 and October 25, 2003, and changes during the years ending on those dates is presented below:

	2005 Predecessor

		Weighed Average
	Shares	Exercise Price

Outstanding at beginning of year	127,923	$49.91
Granted	37,160	201.25
Exercised	(37,721)	44.39
Cancelled	(90,202)	52.22
Outstanding at end of year	37,160	201.25
Options exercisable at year-end	—	—
Weighted average fair value of options granted during the year	$75.96

	2004 Predecessor

		Weighed Average
	Shares	Exercise Price

Outstanding at beginning of year	133,713	$50.20
Granted	—	—
Exercised	(4,000)	49.79
Cancelled	(1,790)	71.77
Outstanding at end of year	127,923	49.91
Options exercisable at year-end	127,923	49.91
Weighted average fair value of options granted during the year	$—

	2003 Predecessor

		Weighed Average
	Shares	Exercise Price

Outstanding at beginning of year	137,027	$50.53
Granted	—	—
Exercised	(390)	10.00
Cancelled	(2,924)	71.08
Outstanding at end of year	133,713	50.20
Options exercisable at year-end	115,175	50.27
Weighted average fair value of options granted during the year	$—

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	CONTINGENCIES
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
      Approximately 25% of the Company’s workforce is covered by a collective bargaining agreement.

20.	NEW ACCOUNTING STANDARDS
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
      In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Argo-Tech will adopt the provisions of this statement for the Company’s fiscal year beginning October 30, 2005 using the modified prospective method. Management has not determined the effect the adoption of this statement will have on Argo-Tech’s consolidated financial position or results of operations.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS”) No. 154. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management has determined that adoption of this statement will not have an impact on Argo-Tech’s consolidated financial statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	OTHER COMPREHENSIVE INCOME/(LOSS)
      Other comprehensive income/(loss) includes foreign currency translation adjustments and deferred pension income/(expense) (in thousands).

	Predecessor

	2005	2004	2003

Net income/(loss)	$(6,199)	$(461)	$4,528
Other comprehensive income/(loss):
Foreign currency translation adjustment	(68)	7	119
Deferred pension income/(expense)	(208)	(1,966)	1,622

Other comprehensive income/(loss) before tax	(276)	(1,959)	1,741
Income tax (provision)/benefit related to other comprehensive income/(loss)	83	787	(649)

Other comprehensive income/(loss) net of tax	(193)	(1,172)	1,092

Comprehensive income/(loss)	$(6,392)	$(1,633)	$5,620