Form 10-Q
period 2006-01-28
ARGO TECH CORP
filed 2006-03-14
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended January 28, 2006, or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer.
Large accelerated filer☐ Accelerated filer☐ Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES☐ NO☑
All of the outstanding capital stock of the registrant is held by AT Holdings Corporation.
As of March 1, 2006, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED BALANCE SHEETS
January 28, 2006 and October 29, 2005
(In thousands, except share data)

	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,262	$13,889
Receivables, net	41,521	40,319
Income tax receivable	1,735	3,630
Inventories, net	47,230	70,965
Prepaid expenses	2,425	1,688
Deferred income taxes	4,170	—

Total current assets	99,343	130,491

PROPERTY AND EQUIPMENT, net of accumulated depreciation	41,198	41,970

GOODWILL	200,152	200,152

INTANGIBLE ASSETS, net of accumulated amortization	211,483	214,440

OTHER ASSETS	1,381	1,453

Total Assets	$553,557	$588,506

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	7,926	8,736
Accrued liabilities	22,042	47,681

Total current liabilities	30,718	57,167

LONG-TERM DEBT, net of current maturities	287,677	278,312

DEFERRED INCOME TAXES	73,614	75,120

OTHER NONCURRENT LIABILITIES	17,499	17,111

Total Liabilities	409,508	427,710

SHAREHOLDER’S EQUITY:
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	158,916	160,796
Accumulated other comprehensive loss	(7)	—
Accumulated equity / (deficit)	(14,860)	—

Total shareholder’s equity	144,049	160,796

Total Liabilities and Shareholder’s Equity	$553,557	$588,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the 13 Week Periods Ending January 28, 2006 and January 29, 2005

(In thousands)		Predecessor
Unaudited	2006	2005
Net revenues	$52,209	$47,394
Cost of revenues (Including inventory purchase accounting charges of $26,483 for the 13 week period ended January 28, 2006)	58,180	26,808

Gross profit (loss)	(5,971)	20,586

Selling, general and administrative	7,443	6,826
Research and development	2,904	2,726
Amortization of intangible assets	2,957	854

Operating expenses	13,304	10,406

Income/(loss) from operations	(19,275)	10,180
Interest expense	5,920	6,277
Other, net	14	24

Income/(loss) before income taxes	(25,209)	3,879
Income tax (benefit)/provision	(10,349)	1,060

Net income/(loss)	$(14,860)	$2,819

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 13 Week Periods Ending January 28, 2006 and January 29,2005

(In thousands)		Predecessor
UNAUDITED	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(14,860)	$2,819
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	1,093	871
Amortization of intangible assets and deferred financing costs	3,034	1,143
Amortization of senior note fair value step-up	(447)	—
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	—	1,260
Compensation expense recognized in connection with ESOP excess benefit plan	—	75
Amortization of inventory fair value step-up	26,483	—
Deferred income taxes	(12,539)	(54)
Changes in operating assets and liabilities:
Receivables	693	(875)
Inventories	(2,748)	(3,998)
Prepaid expenses	(739)	(1,216)
Accounts payable	(770)	(630)
Accrued and other liabilities	(18,389)	(7,512)
Other, net	(7)	62

Net cash used in operating activities	(19,196)	(8,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(321)	(741)

Net cash used in investing activities	(321)	(741)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	12,000	—
Repayment of long-term debt	(2,188)	(187)
Payment of financing related fees	(42)	—
Intercompany activity with Parent	(1,851)	—
Purchase of AT Holdings stock from former ESOP participants	—	(995)
Dividend to AT Holdings	(29)	(684)

Net cash provided by (used in) financing activities	7,890	(1,866)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(11,627)	(10,662)
Balance, beginning of period	13,889	15,857

Balance, end of period	$2,262	$5,195

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 13 WEEK PERIODS ENDED JANUARY 28, 2006 AND JANUARY 29, 2005 (Predecessor)
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
On October 28, 2005, Holdings consummated a merger with Vaughn Merger Sub, Inc. (“Vaughn”) in which Vaughn merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of V.G.A.T Investors, LLC. The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price to the Company’s assets and liabilities is subject to adjustment.
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
2. UNAUDITED FINANCIAL INFORMATION
The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 29, 2005. The results of operations for the 13 week period ended January 28, 2006 are not necessarily indicative of the results to be expected for the full year.
3. INVENTORIES
Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. The balance at January 28, 2006 and October 29, 2005 includes $13.8 million and $40.3 million, respectively, of purchase price accounting adjustments recorded in conjunction with the Merger. Inventories consist of the following (in thousands):

	January 28,	October 29,
	2006	2005
Finished goods	$2,563	$5,401
Work-in-process and purchased parts	47,907	68,895
Raw materials and supplies	865	706

Total	51,335	75,002
Reserve for excess and obsolete inventory	(4,105)	(4,037)

Inventories — net	$47,230	$70,965

4. INTANGIBLE ASSETS
The following is a summary of intangible assets, other than goodwill (in thousands):

	January 28, 2006		October 29, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$20,870	$522	$20,870	$—
Customer relationships	193,090	2,415	193,090	—
Patents	480	20	480	—

Total	$214,440	$2,957	$214,440	$—

Amortization expense recorded on the intangible assets for the 13 week periods ended January 28, 2006 and January 29, 2005 was $3.0 million and $0.9 million, respectively. The estimated amortization expense for each of fiscal years 2006 through 2010 is $11.8 million. The weighted-average amortization period for contracts is 10 years, customer relationships is 20 years and patents is 9 years.
5. PRODUCT WARRANTY
Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 13 week periods ended January 28, 2006 and January 29, 2005 (in thousands):

		Predecessor
	2006	2005
Beginning balance	$2,073	$2,084
Accruals for pre-existing warranties (including changes in estimate)	266	215
Warranty claims settled	(118)	(179)

Ending balance	$2,221	$2,120

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
A summary of the components of net periodic benefit cost for the pension plans is as follows (in thousands):

	13 week periods ended
	January 28, 2006	January 29, 2005
		(Predecessor)
Service cost	$92	$89
Interest cost	368	343
Expected return on plan assets	(492)	(465)
Net amortization and deferral	—	111

Net periodic pension cost	$(32)	$78

Argo-Tech expects to contribute $1,064,000 to the hourly pension plan in 2006. As of January 28, 2006 no contributions have been made.
The Company also provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded.
A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	13 week periods ended
	January 28, 2006	January 29, 2005
		(Predecessor)
Service cost	$73	$50
Interest cost	263	223
Net amortization and deferral	—	43

Net periodic postretirement benefit cost	$336	$316

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
8. SEGMENT INFORMATION
Argo-Tech operates in two business segments: Aerospace and Industrial. The Aerospace segment includes the design, manufacture, distribution, and maintenance, repair and overhaul (MRO) of aviation products, consisting of aircraft fuel pumps, fuel flow related products found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes the design, manufacture and distribution of ground fueling valves and related components, specialty industrial hose, cryogenic pumps and nozzles for transferring liquefied natural gas and operation of a business park in Cleveland, Ohio where we maintain our headquarters and one of our production facilities. Corporate primarily includes expenses not specifically identified or charged to the operating business segments for measurement of operating performance. These expenses include, but are not limited to, certain depreciation, early retirement expenses, stock option compensation and stock appreciation rights expense.
Argo-Tech evaluates the performance of its segments based primarily on operating profit before amortization of inventory fair value step-up, amortization of deferred financing fees and other identified intangibles, interest expense, interest income, other miscellaneous fees and income taxes.
The following table presents revenues and other financial information by business segment (in thousands):
13 Week Period Ended January 28, 2006

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$39,296	$12,913	$—	$52,209

Operating profit (loss)	10,638	(209)	(264)	10,165
Amortization of fair value inventory step-up				26,483
Amortization of intangible assets				2,957

Loss from operations				(19,275)
Interest expense				5,920
Other, net				14

Loss before income taxes				$(25,209)

Capital expenditures	234	87		321
Depreciation	508	335	250	1,093
13 Week Period Ended January 29, 2005 (Predecessor)

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$36,434	$10,960	$—	$47,394

Operating profit (loss)	9,984	1,116	(66)	11,034
Amortization of intangible assets				854

Income from operations				10,180
Interest expense				6,277
Other, net				24

Income before income taxes				$3,879

Capital expenditures	433	308		741
Depreciation	491	289	91	871
Compensation expense recognized in connection with employee stock ownership plan	1,166	94		1,260

9. OTHER COMPREHENSIVE INCOME/(LOSS)
The following table presents other comprehensive income/(loss), which includes foreign currency translation adjustments (in thousands):

	13 week periods ended
	January 28, 2006	January 29, 2005
		(Predecessor)
Net income/(loss)	$(14,860)	$2,819
Other comprehensive income/(loss):
Foreign currency translation adjustment	(7)	60

Other comprehensive income/(loss) before tax	(7)	60
Income tax related to other comprehensive income/(loss)	—	—

Other comprehensive income/(loss), net of tax	(7)	60

Comprehensive income/(loss)	$(14,867)	$2,879

10. NEW ACCOUNTING STANDARDS
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt the provisions of this statement for the Company’s fiscal year beginning October 29, 2006 using the modified prospective method. Management has not determined the effect the adoption of this statement will have on Argo-Tech’s consolidated financial position or results of operations.
In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirements—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The provisions of this interpretation are effective for the Company’s fiscal year ending October 28, 2006. Management has not determined the impact, if any, that this interpretation will have on the Company’s consolidated financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
Argo-Tech is a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio. The Corporate classification primarily includes expenses not specifically identified or charged to the operating business segments for measurement of operating performance. These expenses include, but are not limited to, certain depreciation, early retirement expenses, and compensation related to Stock Appreciation Rights (SARs).

The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying consolidated financial statements. Management has included gross margin excluding the amortization of the step-up of inventory to fair market value, a non-GAAP financial measure, as a useful indicator of the Company’s performance as compared to the prior period. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends.
Export Sales
Substantially all of our export sales are denominated in U.S. dollars. Export sales for the 13 week period ended January 28, 2006 were $22.8 million. Sales to Europe were $11.4 million, sales to Pacific Rim countries were $7.4 million and sales to all other regions, individually less than 10%, were $4.0 million for the 13 week period ended January 28, 2006.
Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which enable the fair presentation of our financial position and results of operations. Actual results may differ from these estimates under different assumptions or conditions. There have been no changes to our critical accounting policies as stated in our Annual Report on Form 10-K for the year ended October 29, 2005.
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
Results of Operations for the 13 Week Period Ended January 28, 2006 Compared With the 13 Week Period Ended January 29, 2005
Net revenues for the 13 week period ended January 28, 2006 increased $4.8 million, or 10.1%, to $52.2 million from $47.4 million for the 13 week period ended January 29, 2005. This increase was due to an increase in aerospace revenues of $2.9 million and $1.9 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $4.3 million of commercial aerospace revenues and a decrease of $1.4 million of military revenues. Commercial OEM revenues increased $2.7 million, or 48.2%, to $8.3 million and commercial aftermarket revenues increased $1.5 million, or 8.3%, to $19.5 million in the 13 week period ended January 28, 2006. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in repair and overhaul activities offset by a slight decrease in the demand for spare parts. Military revenues decreased primarily due to a reduction in revenues related to OEM airframe components, partially offset by an increase in OEM airframe development programs. The $1.9 million increase in industrial revenues was primarily attributable to an increase of $1.5 million in cryogenic pump revenues and an increase in commercial and military ground fueling revenues, partially offset by a decrease in business park revenues related to a tenant not renewing a lease.

Aerospace gross profit for the 13 week period ended January 28, 2006 decreased $21.4 million, or 128.9%, to a loss of $4.8 million from a profit of $16.6 million in the 13 week period ended January 29, 2005. Gross margin decreased to a negative 12.2% for the 13 week period ended January 28, 2006 from 45.6% in the 13 week period ended January 29, 2005. The decrease in gross profit and gross margin is primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also impacted by the sales of higher margin commercial aerospace aftermarket products and a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger, partially offset by an increase in compensation expense related to the company match for the 401(k) benefit plan and a decrease in sales of military products. Excluding the $22.3 million amortization related to the step-up of inventory to fair market value, the aerospace gross margin for the 13 week period ended January 28, 2006 would have been 44.5%. Industrial gross profit for the 13 week period ended January 28, 2006 decreased $4.9 million, or 119.5%, to a loss of $0.8 million from a profit of $4.1 million in the 13 week period ended January 29, 2005. Gross margin decreased to a negative 6.2% in the 13 week period ended January 28, 2006 from 37.3% in the 13 week period ended January 29, 2005. The decrease in gross profit and gross margin was primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also negatively impacted by an increase in manufacturing costs on cryogenic pump products and an increase in utility costs associated with the operation of our business park, partially offset by a more favorable sales mix of ground fueling products. Excluding the $4.2 million amortization related to the step-up of inventory to fair market value, the industrial gross margin for the 13 week period ended January 28, 2006 would have been 25.6%
Operating expenses for the 13 week period ended January 28, 2006 increased $2.9 million, or 27.9%, to $13.3 million from $10.4 million in the 13 week period ended January 29, 2005. This increase is primarily attributable to an increase of $2.1 million of non-cash amortization of additional intangible assets as a result of the Merger, $0.6 million in selling, general and administrative expenses and a $0.2 million increase in research and development expenses. The increase in selling, general and administrative expense is primarily related to an increase in compensation and marketing expenses and an increase in compensation expense related to the company match for the 401(k) benefit plan partially offset by a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger. The increase in research and development expenses is primarily due to a decrease in customer-paid development expenses. Operating expenses as a percentage of revenues increased to 25.5% for the 13 week period ended January 28, 2006 as compared to 21.9% for the 13 week period ended January 29, 2005.
Income (loss) from operations for the 13 week period ended January 28, 2006 decreased $29.5 million to a loss of $19.3 million from $10.2 million of income in the 13 week period ended January 29, 2005. The decrease in income is primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in manufacturing costs on cryogenic pump products, an increase in utility costs associated with the operation of our business park, an increase in the non-cash amortization of additional intangible assets, the increase in selling, general and administrative expenses and the increase in research and development, partially offset by a more favorable sales mix of ground fueling products and the net favorable change in compensation expense associated with our benefit plans. Excluding the $26.5 million amortization related to the step-up of inventory to fair market value, income from operations, as a percentage of revenue, for the 13 week period ended January 28, 2006 would have been 13.8% compared to 21.5% for the 13 week period ended January 29, 2005.
Interest expense for the 13 week period ended January 28, 2006 decreased $0.4 million, or 6.3%, to $5.9 million from $6.3 million in the 13 week period ended January 29, 2005 primarily due to the non-cash purchase accounting amortization of the write-up on the $250.0 million of 9-1/4% senior notes issued in June 2004 required as a result of the Merger.
The income tax benefit was $10.3 million for the 13 week period ended January 28, 2006 as compared to a provision of $1.1 million for the 13 week period ended January 29, 2005. This is primarily due to the pre-tax loss.

Net income (loss) for the 13 week period ended January 28, 2006 decreased $17.7 million to a loss of $14.9 million from income of $2.8 million for the 13 week period ended January 29, 2005, primarily due to the revenue and expense factors discussed above.
Liquidity and Capital Resources
Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.
Cash and cash equivalents for the 13 week period ended January 28, 2006 decreased $11.6 million to $2.3 million primarily as a result of a use of $19.2 million for operating activities, partially offset by $7.9 million of cash provided by financing activities. The cash used in operating activities was primarily due to a reduction in accrued and other liabilities for the payment of interest on the $250.0 million 9-1/4% senior notes, accrued payments in connection with the Merger, an increase in inventory and prepaid expenses. The cash provided by financing activities was primarily due to a net increase in borrowing on the revolving line of credit, partially offset by intercompany activity with our Parent.
Capital expenditures for the 13 week period ended January 28, 2006 totaled $0.3 million compared to $0.7 million for the 13 week period ended January 29, 2005. Argo-Tech expects to incur capital expenditures of approximately $5.2 million for the remainder of fiscal year 2006 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.
Long-term debt at January 28, 2006 consisted of $18.9 million principal amount of our term loan, $10.0 million of revolving credit and $250.0 million of senior notes (excluding the $9.5 million of fair value associated with purchase accounting). Scheduled payments of $0.2 million were made on the term loan and $2.0 million was paid on the revolving loan in the 13 week period ended January 28, 2006. Our amended and restated senior credit facility provides for a $40.0 million revolving credit facility and a $19.1 million term loan facility. At January 28, 2006, Argo-Tech has available $19.6 million revolving credit facility, after $10.4 million in letters of credit and $10.0 million of revolving borrowings. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.
Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of January 28, 2006, are as follows (in millions):

						2011 and
	2006 (1)	2007	2008	2009	2010	Thereafter	Total
Term loan facility	$0.6	$0.8	$3.6	$14.0	$—	$—	$19.0
9-1/4% senior notes						250.0	250.0
Operating leases	0.2	0.2	0.1	0.1			0.6
Other long-term obligations (2)	14.1	26.1	26.2	25.6	25.0	37.4	154.4

Total contractual cash obligations	$14.9	$27.1	$29.9	$39.7	$25.0	$287.4	$424.0

(1)	– Contractual obligations for the remainder of fiscal 2006.

(2)	– Represents interest payments on the senior notes and the term loans, estimated funding for retirement and other post-employment benefits and other long-term commitments.

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
Certain Factors That May Affect Future Results
From time to time, information provided by Argo-Tech, statements by its employees or information included in its filings with the Securities and Exchange Commission (including those portions of the Management’s Discussion and Analysis that refer to the future) may contain forward-looking statements that are not historical facts. Those statements are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, and Argo-Tech’s future performance, operating results, financial position and liquidity, are subject to a variety of factors that could materially affect results. Some, but not necessarily all, of these factors include:
•	changes and/or cyclicality in the aerospace industry;

•	governmental regulation and oversight in the aerospace industry;

•	levels of competition in the aerospace industry;

•	the impact of terrorism and war on airline travel and the airline industry;

•	our ability to meet future capital requirements;

•	loss of a significant customer;

•	risks associated with fixed-price contracts;

•	costs associated with product liability and warranty claims;

•	risks associated with our international operations;

•	changes in environmental or other applicable governmental regulations;

•	reduction in military and/or defense spending and risks associated with government contracts;

•	changes in our relationship with our employees;

•	availability of essential materials used in our products;

•	risks associated with protection of our intellectual property rights;

•	the other factors described in Argo-Tech’s annual report on Form 10-K for the year ended October 29, 2005; and

•	other unforeseen circumstances.

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At January 28, 2006, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $28.9 million calculated, at Argo-Tech’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of January 28, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.
(c) Section 404 of the Sarbanes-Oxley Act requires management to report on, and its independent auditors to attest to, Argo-Tech’s internal control over financial reporting in its annual report, beginning with the annual report for Argo-Tech’s fiscal year ending October 27, 2007. Argo-Tech is actively continuing its ongoing internal process of documenting, testing and evaluating the effectiveness of its internal control over financial reporting utilizing outside assistance.
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

Date: March 14, 2006	ARGO-TECH CORPORATION

By:	/s/	John S. Glover
John S. Glover Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/	Paul A. Sklad
Paul A. Sklad
Controller
(Principal Accounting Officer)