Form 10-Q
period 2006-04-29
ARGO TECH CORP
filed 2006-06-13
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2006,
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
As of June 1, 2006, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED BALANCE SHEETS
April 29, 2006 and October 29, 2005
(In thousands, except share data)

	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,587	$13,889
Receivables, net	45,172	40,319
Income tax receivable	—	3,630
Inventories, net	36,505	70,965
Prepaid expenses	2,395	1,688
Deferred income taxes	8,811	—

Total current assets	96,470	130,491

PROPERTY AND EQUIPMENT, net of accumulated depreciation	40,603	41,970

GOODWILL	200,152	200,152

INTANGIBLE ASSETS, net of accumulated amortization	208,527	214,440

OTHER ASSETS	1,310	1,453

Total Assets	$547,062	$588,506

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	8,073	8,736
Accrued liabilities	31,205	47,681

Total current liabilities	40,028	57,167

LONG-TERM DEBT, net of current maturities	277,042	278,312
DEFERRED INCOME TAXES	72,723	75,120
OTHER NONCURRENT LIABILITIES	17,854	17,111

Total liabilities	407,647	427,710

SHAREHOLDER’S EQUITY:
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	158,418	160,796
Accumulated other comprehensive loss	(16)	—
Accumulated equity / (deficit)	(18,987)	—

Total shareholder’s equity	139,415	160,796

Total Liabilities and Shareholder’s Equity	$547,062	$588,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

	26 week periods ended		13 week periods ended
(In thousands)	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
UNAUDITED		Predecessor		Predecessor
Net revenues	$111,921	$99,601	$59,712	$52,207
Cost of revenues (Including inventory purchase accounting charges of $37,615 and $11,132 for the 26 week and 13 week period ended April 29, 2006)	103,803	56,638	45,623	29,830

Gross profit	8,118	42,963	14,089	22,377

Selling, general and administrative	15,836	16,799	8,393	9,973
Research and development	6,111	6,533	3,207	3,807
Amortization of intangible assets	5,913	1,707	2,956	853

Operating expenses	27,860	25,039	14,556	14,633

Income / (loss) from operations	(19,742)	17,924	(467)	7,744
Interest expense	11,874	12,570	5,954	6,293
Other, net	(20)	(25)	(34)	(49)

Income / (loss) before income taxes	(31,596)	5,379	(6,387)	1,500

Income tax (benefit) / provision	(12,609)	1,467	(2,260)	407

Net income / (loss)	$(18,987)	$3,912	$(4,127)	$1,093

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 26 Week Periods Ending April 29, 2006 and April 30, 2005

(In thousands)		Predecessor
UNAUDITED	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(18,987)	$3,912
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation	2,186	1,762
Amortization of intangible assets and deferred financing costs	6,071	2,285
Amortization of senior note fair value step-up	(896)	—
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	—	2,520
Compensation expense recognized in connection with ESOP excess benefit plan	—	150
Amortization of inventory fair value step-up	37,615	—
Deferred income taxes	(18,073)	(1,945)

Changes in operating assets and liabilities:
Receivables	(1,223)	(5,350)
Inventories	(3,155)	(7,246)
Prepaid expenses	(712)	(977)
Accounts payable	(623)	(347)
Accrued and other liabilities	(8,869)	3,591
Other, net	(16)	32

Net cash used in operating activities	(6,682)	(1,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(819)	(1,771)

Net cash used in investing activities	(819)	(1,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of long-term debt	12,000	—
Repayment of long-term debt	(12,375)	(375)
Payment of financing related fees	(48)	—
Intercompany activity with Parent	(2,061)	—
Purchase of AT Holdings stock from former ESOP participants	—	(3,795)
Dividend to AT Holdings	(317)	(1,696)

Net cash used in financing activities	(2,801)	(5,866)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(10,302)	(9,250)
Balance, beginning of period	13,889	15,857

Balance, end of period	$3,587	$6,607

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 26 WEEK PERIODS ENDED APRIL 29, 2006 AND APRIL 30, 2005 (Predecessor) (Unaudited)
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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 29, 2005. The results of operations for the 13 and 26 week periods ended April 29, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. The balance at April 29, 2006 and October 29, 2005 includes $2.5 million and $40.3 million, respectively, of purchase price accounting adjustments recorded in conjunction with the Merger. Inventories consist of the following (in thousands):

	April 29	October 29,
	2006	2005
Finished goods	$2,732	$5,401
Work-in-process and purchased parts	37,029	68,895
Raw materials and supplies	971	706

Total	40,732	75,002
Reserve for excess and obsolete inventory	(4,227)	(4,037)

Inventories — net	$36,505	$70,965

4.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	April 29, 2006		October 29, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:
Contracts	$20,870	$1,044	$20,870	$—
Customer relationships	193,090	4,828	193,090	—
Patents	480	41	480	—

Total	$214,440	$5,913	$214,440	$—

Amortization expense recorded on the intangible assets for the 13 week periods ended April 29, 2006 and April 30, 2005 (Predecessor) was $2.9 million and $0.9 million, respectively, and for the 26 week periods ended April 29, 2006 and April 30, 2005 (Predecessor) was $5.9 million and $1.7 million, respectively. The estimated amortization expense for each of fiscal years 2006 through 2010 is $11.8 million. The weighted-average amortization period for contracts is 10 years, customer relationships is 20 years and patents is 9 years.

5.	PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 26 week periods ended April 29, 2006 and April 30, 2005 (in thousands):

		Predecessor
	2006	2005
Beginning balance	$2,073	$2,084
Accruals for warranties issued	25
Accruals for pre-existing warranties (including changes in estimate)	542	453
Warranty claims settled	(485)	(323)

Ending balance	$2,155	$2,214

6.	EMPLOYEE BENEFIT PLANS

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

A summary of the components of net periodic benefit cost for the two pension plans is as follows (in thousands):

	26 week	26 week	13 week	13 week
	period ended	period ended	period ended	period ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
		(Predecessor)		(Predecessor)
Service cost	$192	$183	$100	$94
Interest cost	733	685	365	342
Expected return on plan assets	(982)	(930)	(490)	(465)
Net amortization and deferral	—	215	—	104
Curtailment charge	—	369	—	369
Termination benefits	—	58	—	58

Net periodic pension cost (benefit)	$(57)	$580	$(25)	$502

Argo-Tech expects to contribute $1,030,000 to the hourly employee pension plan in 2006. As of April 29, 2006, no contributions have been made.

In addition, the Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded. A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	26 week	26 week	13 week	13 week
	period ended	period ended	period ended	period ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
		(Predecessor)		(Predecessor)
Service cost	$253	$121	$180	$71
Interest cost	568	441	305	218
Net amortization and deferral	—	70	—	27

Net periodic postretirement benefit cost	$821	$632	$485	$316

7.	CONTINGENCIES

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

The following table presents revenues and other financial information by business segment (in thousands):
13 Week Period Ended April 29, 2006

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$43,916	$15,796	$—	$59,712

Operating profit (loss)	12,669	1,237	(285)	13,621
Amortization of fair value inventory step-up				11,132
Amortization of intangible assets				2,956

Loss from operations				(467)
Interest expense				5,954
Other, net				(34)

Loss before income taxes				$(6,387)

Capital expenditures	312	186	—	498
Depreciation	511	320	262	1,093

13 Week Period Ended April 30, 2005 (Predecessor)

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$38,189	$14,018	$—	$52,207

Operating profit (loss)	9,115	1,471	(1,989)	8,597
Amortization of intangible assets				853

Income from operations				7,744
Interest expense				6,293
Other, net				(49)

Income before income taxes				$1,500

Capital expenditures	676	354	—	1,030
Depreciation	502	297	92	891
Compensation expense recognized in connection with employee stock ownership plan	1,165	95	—	1,260
26 Week Period Ended April 29, 2006

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$83,212	$28,709	$—	$111,921

Operating profit (loss)	23,307	1,028	(549)	23,786
Amortization of fair value inventory step-up				37,615
Amortization of intangible assets				5,913

Loss from operations				(19,742)
Interest expense				11,874
Other, net				(20)

Loss before income taxes				$(31,596)

Capital expenditures	546	273		819
Depreciation	1,019	655	512	2,186
26 Week Period Ended April 30, 2005 (Predecessor)

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$74,623	$24,978	$—	$99,601

Operating profit (loss)	19,099	2,587	(2,055)	19,631
Amortization of intangible assets				1,707

Income from operations				17,924
Interest expense				12,570
Other, net				(25)

Income before income taxes				$5,379

Capital expenditures	1,109	662		1,771
Depreciation	993	586	183	1,762
Compensation expense recognized in connection with employee stock ownership plan	2,331	189		2,520

9.	OTHER COMPREHENSIVE INCOME

The following table presents other comprehensive income, which includes foreign currency translation adjustments (in thousands):

	26 week	26 week	13 week	13 week
	period ended	period ended	period ended	period ended
	April 29, 2006	April 30, 2005	April 29, 2006	April 30, 2005
		(Predecessor)		(Predecessor)
Net income (loss)	$(18,987)	$3,912	$(4,127)	$1,093
Other comprehensive income (loss):
Foreign currency translation adjustment	(16)	39	(9)	(21)

Other comprehensive income (loss) before tax	(16)	39	(9)	(21)
Income tax benefit related to other comprehensive income (loss)	—	—	—	—

Other comprehensive income (loss), net of tax	(16)	39	(9)	(21)

Comprehensive income (loss)	$(19,003)	$3,951	$(4,136)	$1,072

10.	NEW ACCOUNTING PRONOUNCEMENTS

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
Export Sales
Substantially all of our export sales are denominated in U. S. dollars. Export sales for the 26 week period ended April 29, 2006 were $52.9 million. Sales to Europe were $22.1 million, sales to Pacific Rim countries were $18.5 million and sales to all other regions, individually less than 10%, were $12.3 million for the 26 week period ended April 29, 2006.
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
Results of Operations for the 13 Week Period Ended April 29, 2006 Compared With the 13 Week Period Ended April 30, 2005
Net revenues for the 13 week period ended April 29, 2006 increased $7.5 million, or 14.4%, to $59.7 million from $52.2 million for the 13 week period ended April 30, 2005. This increase was primarily due to an increase in aerospace revenues of $5.7 million and an increase of $1.8 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $4.2 million of commercial aerospace revenues and $1.5 million of military revenues. Commercial OEM revenues increased $1.7 million, or 24.6%, to $8.6 million and commercial aftermarket revenues increased $2.5 million, or 13.8%, to $20.6 million in the 13 week period ended April 29, 2006. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in maintenance, repair and overhaul, or MRO, activities along with a slight increase in the demand for spare parts. Military revenues increased primarily due to revenue related to increased sales on a variety of OEM airframe components and aftermarket engine and airframe components. The $1.8 million increase in industrial revenues was primarily attributable to an increase of $2.8 million in cryogenic pump revenues and an increase of $2.5 million in commercial ground fueling revenues, partially offset by a decrease of $3.1 million in military ground fueling revenues and a decrease of $0.4 million in business park revenues related to a tenant not renewing a lease.
Aerospace gross profit for the 13 week period ended April 29, 2006 decreased $5.7 million, or 32.4%, to $11.8 million from $17.6 million in the 13 week period ended April 30, 2005. Gross margin decreased to 27.2% for the 13 week period ended April 29, 2006 from 46.0% in the 13 week period ended April 30, 2005. The decrease in gross profit and gross margin is primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also impacted by the sales of higher margin commercial aerospace aftermarket products, an increase in sales of military products and a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger, partially offset by an increase in compensation expense related to the company match for the 401(k) benefit plan. Excluding the $8.8 million amortization related to the step-up of inventory to fair market value, the aerospace gross margin for the 13 week period ended April 29, 2006 would have been 46.9%. Industrial gross profit for the 13 week period ended April 29, 2006 decreased $2.4 million, or 49.0%, to $2.5 million from $4.9 million in the 13 week period ended April 30, 2005. Gross margin decreased to 15.8% in the 13 week period ended April 29, 2006 from 34.9% in the 13 week period ended April 30, 2005. The decrease in gross profit and gross margin was primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also negatively impacted by an increase in utility costs associated with the operation of our business park, partially offset by a decrease in manufacturing costs on cryogenic pump products. Excluding the $2.3 million amortization related to the step-up of inventory to fair market value, the industrial gross margin for the 13 week period ended April 29, 2006 would have been 30.4%.
Operating expenses were $14.6 million for each of the 13 week periods ended April 29, 2006 and April 30, 2005. Selling, general and administrative expenses decreased $1.5 million primarily as a result of the non-recurrence of non-cash compensation expenses associated with a stock appreciation rights plan, the ESOP benefit plan and an early retirement program for hourly employees, partially offset by an increase in compensation expense related to the company match for the 401(k) benefit plan. The stock appreciation rights plan and hourly early retirement expenses in fiscal 2005 were recorded in our Corporate business segment. Research and development expenses decreased $0.6 million and the non-cash amortization of intangible assets increased $2.1 million as a result of the Merger. Operating expenses as a percent of revenues decreased to 24.5% for the 13 week period ended April 29, 2006 as compared to 28.0% for the 13 week period ended April 30, 2005.
Income (loss) from operations for the 13 week period ended April 29, 2006 decreased $8.2 million to a loss of $0.5 million from $7.7 million in the 13 week period ended April 30, 2005. The decrease in income is primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in utility costs associated with the operation of our business park and an increase in the non-cash amortization of additional intangible assets, partially offset by a decrease in manufacturing costs on cryogenic pump products, a net favorable change in compensation expense associated with our benefit plans and a decrease in research and development expenses.
Interest expense for the 13 week period ended April 29, 2006 decreased $0.4 million, or 6.3%, to $5.9 million from $6.3 million in the 13 week period ended April 30, 2005 primarily due to the non-cash purchase accounting amortization of the write-up on the $250.0 million of 9-1/4% senior notes issued in June 2004 required as a result of the Merger and a reduction in the amortization of loan commitment fees, partially offset by an increase in the principal amount and interest rates on our term loans and interest on our revolver borrowing during the period.
The income tax benefit was $2.3 million for the 13 week period ended April 29, 2006 as compared to a provision of $0.4 million for the 13 week period ended April 30, 2005. This is primarily due to the pre-tax loss.

Net income for the 13 week period ended April 29, 2006 decreased $5.2 million to a loss of $4.1 million from income of $1.1 million for the 13 week period ended April 30, 2005, primarily due to the revenue and expense factors discussed above.
Results of Operations for the 26 Week Period Ended April 29, 2006 Compared With the 26 Week Period Ended April 30, 2005
Net revenues for the 26 week period ended April 29, 2006 increased $12.3 million, or 12.3%, to $111.9 million from $99.6 million for the 26 week period ended April 30, 2005. This increase was primarily due to an increase in aerospace revenues of $8.6 million and an increase of $3.7 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $8.4 million of commercial aerospace revenues and an increase of $0.2 million in military revenues. Commercial OEM revenues increased $4.4 million, or 34.9%, to $17.0 million and commercial aftermarket revenues increased $4.0 million, or 12.2%, to $40.1 million in the 26 week period ended April 29, 2006. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to an increase in MRO services along with an increase in demand for spare parts. Military revenues increased slightly primarily due to an increase in revenues related to OEM airframe development programs and OEM and aftermarket main engine fuel pump revenues, partially offset by a decrease in OEM airframe components. The $3.7 million increase in industrial revenues was primarily attributable to a $4.4 million increase in cryogenic pump revenues, partially offset by a $0.7 million decrease in business park revenues.
Aerospace gross profit for the 26 week period ended April 29, 2006 decreased $27.1 million, or 79.5%, to $7.0 million from $34.1 million in the 26 week period ended April 30, 2005. Gross margin decreased to 8.4% for the 26 week period ended April 29, 2006 from 45.7% in the 26 week period ended April 30, 2005. The decrease in gross profit and gross margin is primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also impacted by the sales of higher margin commercial aerospace aftermarket products and a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger, partially offset by an increase in compensation expense related to the company match for the 401(k) benefit plan. Excluding the $31.1 million amortization related to the step-up of inventory to fair market value, the aerospace gross margin for the 26 week period ended April 29, 2006 would have been 45.8%. Industrial gross profit for the 26 week period ended April 29, 2006 decreased $7.3 million, or 81.1%, to $1.7 million from $9.0 million in the 26 week period ended April 30, 2005. Gross margin decreased to 5.9% in the 26 week period ended April 29, 2006 from 36.0% in the 26 week period ended April 30, 2005. The decrease in gross profit and gross margin was primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also negatively impacted by an increase in manufacturing costs on cryogenic pump products and an increase in utility costs associated with the operation of our business park. Excluding the $6.5 million amortization related to the step-up of inventory to fair market value, the industrial gross margin for the 26 week period ended April 29, 2006 would have been 28.6%.
Operating expenses for the 26 week period ended April 29, 2006 increased $2.9 million, or 11.6%, to $27.9 million from $25.0 million in the 26 week period ended April 30, 2005. This increase is primarily due to a $4.2 million increase in the non-cash amortization of intangible assets as a result of the Merger, partially offset by a $0.9 million decrease in selling, general and administrative expenses and $0.4 million in research and development expenses. The reduction in selling, general and administrative expenses is primarily as a result of the non-recurrence of non-cash compensation expenses associated with a stock appreciation rights plan, the ESOP benefit plan and an early retirement program for hourly employees, partially offset by an increase in compensation and marketing expenses and compensation expense related to the company match for the 401(k) benefit plan. The stock appreciation rights plan and hourly early retirement expenses in fiscal 2005 were recorded in our Corporate business segment. Operating expenses as a percent of revenues decreased to 24.9% for the 26 week period ended April 29, 2006 as compared to 25.1% for the 26 week period ended April 30, 2005.

Income (loss) from operations for the 26 week period ended April 29, 2006 decreased $37.6 million to a loss of $19.7 million from income of $17.9 million in the 26 week period ended April 30, 2005. The decrease in income is primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in utility costs associated with the operation of our business park, an increase in the non-cash amortization of additional intangible assets and an increase in manufacturing costs on cryogenic pump products, partially offset by a net favorable change in compensation expense associated with our benefit plans and a decrease in research and development expenses.
Interest expense for the 26 week period ended April 29, 2006 decreased $0.7 million, or 5.6%, to $11.9 million from $12.6 million in the 26 week period ended April 30, 2005 primarily due to the non-cash purchase accounting amortization of the write-up on the $250.0 million of 9-1/4% senior notes issued in June 2004 required as a result of the Merger and a reduction in the amortization of loan commitment fees, partially offset by an increase in the principal amount and interest rates on our term loans and interest on our revolver borrowing.
The income tax benefit was $12.6 million for the 26 week period ended April 29, 2006 as compared to a provision of $1.5 million for the 26 week period ended April 30, 2005. This is primarily due to the pre-tax loss.
Net income for the 26 week period ended April 29, 2006 decreased $22.9 million to a loss of $19.0 million from income of $3.9 million for the 26 week period ended April 30, 2005 primarily due to the revenue and expense factors discussed above.
Liquidity and Capital Resources
Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.
Cash and cash equivalents for the 26 week period ended April 29, 2006 decreased $10.3 million to $3.6 million primarily as a result of a use of $6.7 million for operating activities, $0.8 million for investing activities and $2.8 million used in financing activities. The cash used in operating activities was primarily due to an increase in inventory, receivables and prepaid expenses in support of our manufacturing activities and a reduction in accrued and other liabilities for payments in connection with the Merger. The cash used in financing activities was primarily due to intercompany activity with our Parent, a dividend to AT Holdings for the development of a proprietary asset tracking technology and the scheduled repayment of our term loan.
Capital expenditures for the 26 week period ended April 29, 2006 totaled $0.8 million compared to $1.8 million for the 26 week period ended April 30, 2005. Argo-Tech expects to incur capital expenditures of approximately $4.7 million for the remainder of fiscal year 2006 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.
Long-term debt at April 29, 2006 consisted of $18.7 million principal amount of our term loan and $250.0 million of senior notes (excluding the $9.1 million fair value adjustment associated with purchase accounting). Scheduled payments of $0.4 million were made on the term loan in the 26 week period ended April 29, 2006. Our amended and restated senior credit facility provides for a $40.0 million revolving credit facility and a $19.1 million term loan facility. At April 29, 2006, Argo-Tech has available $29.1 million revolving credit facility, after $10.9 million in letters of credit. As of April 29, 2006, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.

Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of April 29, 2006, are as follows (in millions):

						2011 and
	2006 (1)	2007	2008	2009	2010	Thereafter	Total
Term loan facility	$0.4	$0.8	$3.6	$14.0	$—	$—	$18.8

9-1/4% senior notes						250.0	250.0
Operating leases	0.2	0.2	0.1	0.1			0.6
Other long-term obligations (2)	12.3	26.1	26.2	25.6	25.0	37.4	152.6

Total contractual cash obligations	$12.9	$27.1	$29.9	$39.7	$25.0	$287.4	$422.0

(1)	– Contractual obligations for the remainder of fiscal 2006.

(2)	– Represents interest payments on the senior notes and the term loans, estimated funding for retirement and other post-employment benefits and other long-term commitments.
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
ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At April 29, 2006, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $18.7 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of April 29, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.
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

Date: June 13, 2006	ARGO-TECH CORPORATION

	By:	/s/ John S. Glover

John S. Glover
Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Paul A. Sklad

Paul A. Sklad
Controller
(Principal Accounting Officer)