Form 10-Q
period 2006-07-29
ARGO TECH CORP
filed 2006-09-12
CIK 1047837

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2006, or

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
As of September 1, 2006, 1 share of the registrant’s common stock, $.01 par value, was outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1.
ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED BALANCE SHEETS
July 29, 2006 and October 29, 2005
(In thousands, except share data)

	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,528	$13,889
Receivables, net	47,321	40,319
Income tax receivable	—	3,630
Inventories, net	37,162	70,965
Prepaid expenses	1,986	1,688
Deferred income taxes	10,958	—

Total current assets	98,955	130,491

PROPERTY AND EQUIPMENT, net of accumulated depreciation	40,462	41,970
GOODWILL	200,152	200,152
INTANGIBLE ASSETS, net of accumulated amortization	205,572	214,440
OTHER ASSETS	1,232	1,453

Total Assets	$546,373	$588,506

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	10,037	8,736
Accrued liabilities	28,219	47,681

Total current liabilities	39,006	57,167

LONG-TERM DEBT, net of current maturities	276,407	278,312
DEFERRED INCOME TAXES	71,460	75,120
OTHER NONCURRENT LIABILITIES	17,109	17,111

Total liabilities	403,982	427,710

SHAREHOLDER’S EQUITY:
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	157,636	160,796
Accumulated other comprehensive loss	(6)	—
Accumulated equity / (deficit)	(15,239)	—

Total shareholder’s equity	142,391	160,796

Total Liabilities and Shareholder’s Equity	$546,373	$588,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)
UNAUDITED
	39 Weeks Ended		13 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
		Predecessor		Predecessor
Net revenues	$170,061	$153,395	$58,140	$53,794
Cost of revenues (Including inventory purchase accounting charges of $39,521 and $1,906 for the 39 week and 13 week period ended July 29, 2006)	139,217	88,379	35,414	31,741

Gross profit	30,844	65,016	22,726	22,053

Selling, general and administrative	24,628	25,436	8,792	8,637
Research and development	8,728	9,786	2,617	3,253
Amortization of intangible assets	8,868	2,560	2,955	853

Operating expenses	42,224	37,782	14,364	12,743

(Loss) / income from operations	(11,380)	27,234	8,362	9,310
Interest expense	17,831	18,908	5,957	6,338
Other, net	(8)	(1)	12	24

(Loss) / income before income taxes	(29,203)	8,327	2,393	2,948
Income tax (benefit) / provision	(13,964)	2,283	(1,355)	816

Net (loss) / income	$(15,239)	$6,044	$3,748	$2,132

The accompanying notes to the consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the 39 Week Periods Ending July 29, 2006 and July 30, 2005

(In thousands)		Predecessor
UNAUDITED	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(15,239)	$6,044
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation	3,261	2,673
Amortization of intangible assets and deferred financing costs	9,105	3,427
Amortization of senior note fair value step-up	(1,343)	—
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	—	3,780
Compensation expense recognized in connection with ESOP excess benefit plan	—	225
Amortization of inventory fair value step-up	39,521	—
Deferred income taxes	(21,483)	(2,410)

Changes in operating assets and liabilities:
Receivables	(3,372)	(5,864)
Inventories	(5,718)	(7,181)
Prepaid expenses	(305)	(763)
Accounts payable	1,341	(628)
Accrued and other liabilities	(12,600)	(1,349)
Other, net	(5)	(46)

Net cash used in operating activities	(6,837)	(2,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,753)	(3,145)

Net cash used in investing activities	(1,753)	(3,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving debt	18,000	—
Repayment of revolving debt	(18,000)	—
Repayment of long-term debt	(563)	(562)
Payment of financing related fees	(48)	—
Intercompany activity with Parent	(2,061)	—
Purchase of AT Holdings stock from former ESOP participants	—	(3,797)
Dividend to AT Holdings	(1,099)	(2,582)

Net cash used in financing activities	(3,771)	(6,941)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(12,361)	(12,178)
Balance, beginning of period	13,889	15,857

Balance, end of period	$1,528	$3,679

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE 39 WEEK PERIODS ENDED JULY 29, 2006 AND JULY 30, 2005 (Predecessor)
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

On October 28, 2005, Holdings consummated a merger with Vaughn Merger Sub, Inc. (“Vaughn”) in which Vaughn merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly-owned subsidiary of V.G.A.T Investors, LLC. The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus, the allocation of the purchase price to the Company’s assets and liabilities is subject to adjustment.

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

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of Argo-Tech’s financial position, results of operations and cash flows for the interim periods presented. These financial statements and notes should be read in conjunction with the financial statements and related notes included in Argo-Tech’s Annual Report on Form 10-K for the year ended October 29, 2005. The results of operations for the 13 and 39 week periods ended July 29, 2006 are not necessarily indicative of the results to be expected for the full year.

3.	DISCONTINUED OPERATIONS

During the third quarter of 2006, the Company discontinued its PMA (parts manufacturing authority) product line that previously was included in its Aerospace segment. This product line, known as Aviation Component Solutions (ACS), designed and sold FAA approved second source replacement parts for commercial aircraft. ACS met the criteria to be accounted for as a discontinued operation under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” however, ACS’s results of operations for the 13 and 39 week periods in fiscal 2006 and 2005 are not material to the Company’s consolidated financial position, results of operations or cash flows and, therefore, have not been presented as discontinued operations in the financial statements.

4.	INVENTORIES

Inventories are stated at standard cost which approximates the costs which would be determined using the first-in, first-out (FIFO) method. The recorded value of inventories is not in excess of market value. The balance at July 29, 2006 and October 29, 2005 includes $0.8 million and $40.3 million, respectively, of purchase price accounting adjustments recorded in conjunction with the Merger. Inventories consist of the following (in thousands):

	July 29,	October 29,
	2006	2005
Finished goods	$2,708	$5,401
Work-in-process and purchased parts	37,725	68,895
Raw materials and supplies	1,010	706

Total	41,443	75,002
Reserve for excess and obsolete inventory	(4,281)	(4,037)

Inventory, net	$37,162	$70,965

5.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	July 29, 2006		October 29, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible Assets:
Contracts	$20,870	$1,565	$20,870	$—
Customer relationships	193,090	7,241	193,090	—
Patents	480	62	480	—

Total	$214,440	$8,868	$214,440	$—

Amortization expense recorded on the intangible assets for the 13 week periods ended July 29, 2006 and July 30, 2005 (Predecessor) was $3.0 million and $0.9 million, respectively, and for the 39 week periods ended July 29, 2006 and July 30, 2005 (Predecessor) was $8.9 million and $2.6 million, respectively. The estimated amortization expense for each of fiscal years 2006 through 2010 is $11.8 million. The weighted-average amortization period for contracts is 10 years, customer relationships is 20 years, and patents is 9 years.

6.	PRODUCT WARRANTY

Argo-Tech accrues for warranty obligations for products sold based on management estimates of the amount that may be required to settle such potential obligations. These estimates are prepared with support from our sales, engineering, quality and legal functions. This accrual, which is reviewed in detail on a regular basis, is based on several factors: past experience, current claims, production changes and various other considerations. The following table presents a reconciliation of changes in the product warranty liability for the 39 week periods ended July 29, 2006 and July 30, 2005 (in thousands):

		Predecessor
	July 29,	July 30,
	2006	2005
Beginning balance	$2,073	$2,084
Accruals for warranties issued	211	—
Accruals for pre-existing warranties (including changes in estimate)	839	703
Warranty claims settled	(868)	(640)

Ending balance	$2,255	$2,147

7.	EMPLOYEE BENEFIT PLANS

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
     A summary of the components of net periodic benefit cost for the two pension plans is as follows (in thousands):

	39 week periods ended		13 week periods ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Predecessor)		(Predecessor)
Service cost	$288	$277	$96	$94
Interest cost	1,100	1,034	367	349
Expected return on plan assets	(1,473)	(1,399)	(491)	(469)
Net amortization and deferral	—	312	—	97
Curtailment charge	—	369	—	—
Termination benefits	—	58	—	—

Net periodic pension cost (benefit)	$(85)	$651	$(28)	$71

Argo-Tech contributed $1,030,000 to the hourly employee pension plan in the first nine months of 2006 and $132,000 in the same period of 2005. No additional contributions are expected to be made in the remainder of fiscal 2006.

In addition, the Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. This benefit is not funded. A summary of the components of net periodic benefit cost for the postretirement benefit is as follows (in thousands):

	39 week periods ended		13 week periods ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Predecessor)		(Predecessor)
Service cost	$392	$181	$139	$60
Interest cost	867	662	299	221
Net amortization and deferral	—	105	—	35

Net periodic postretirement benefit cost	$1,259	$948	$438	$316

8.	CONTINGENCIES

Environmental Matters — The soil and groundwater at Argo-Tech’s Euclid, Ohio facility and Costa Mesa, California facility contain elevated levels of certain contaminants that are currently in the process of being removed and/or remediated. Because Argo-Tech has certain indemnification rights from former owners of the facilities for liabilities arising from these or other environmental matters, in the opinion of Argo-Tech’s management, the ultimate outcome is not expected to materially affect its financial condition, results of operations or liquidity.

Other Matters — Argo-Tech is subject to various legal actions and other contingencies arising in the ordinary course of business. In the opinion of Argo-Tech’s management, after reviewing the information that is currently available with respect to such matters and consulting with Argo-Tech’s legal counsel, any liability which may ultimately be incurred with respect to these matters is not expected to materially affect Argo-Tech’s financial condition, results of operations or liquidity.
9.	SEGMENT INFORMATION

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

The following table presents revenues and other financial information by business segment (in thousands):
13 Week Period Ended July 29, 2006

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$44,197	$13,943	$—	$58,140

Operating profit (loss)	12,461	1,027	(265)	13,223
Amortization of fair value inventory step-up				1,906
Amortization of intangible assets				2,955

Income from operations				8,362
Interest expense				5,957
Other, net				12

Income before income taxes				$2,393

Capital expenditures	$484	$450	$—	$934
Depreciation	$492	$308	$275	$1,075
13 Week Period Ended July 30, 2005 (Predecessor)

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$38,125	$15,669	$—	$53,794

Operating profit (loss)	9,345	1,406	(588)	10,163
Amortization of intangible assets				853

Income from operations				9,310
Interest expense				6,338
Other, net				24

Income before income taxes				$2,948

Capital expenditures	$890	$484	$—	$1,374
Depreciation	$493	$327	$91	$911
Compensation expense recognized in connection with employee stock ownership plan	$1,166	$94	$—	$1,260
39 Week Period Ended July 29, 2006

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$127,409	$42,652	$—	$170,061

Operating profit (loss)	35,768	2,055	(814)	37,009
Amortization of fair value inventory step-up				39,521
Amortization of intangible assets				8,868

Loss from operations				(11,380)
Interest expense				17,831
Other, net				(8)

Loss before income taxes				$(29,203)

Capital expenditures	$1,030	$723	$—	$1,753
Depreciation	$1,511	$963	$787	$3,261

39 Week Period Ended July 30, 2005 (Predecessor)

	Aerospace	Industrial	Corporate	Consolidated
Net revenues	$112,748	$40,647	$—	$153,395

Operating profit (loss)	28,444	3,993	(2,643)	29,794
Amortization of intangible assets				2,560

Income from operations				27,234
Interest expense				18,908
Other, net				(1)

Income before income taxes				$8,327

Capital expenditures	$1,999	$1,146	$—	$3,145
Depreciation	$1,486	$913	$274	$2,673
Compensation expense recognized in connection with employee stock ownership plan	$3,497	$283	$—	$3,780
10.	OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents other comprehensive (loss) income, which includes foreign currency translation adjustments (in thousands):

	39 week periods ended		13 week periods ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(Predecessor)		(Predecessor)
Net (loss) income	$(15,239)	$6,044	$3,748	$2,132
Other comprehensive (loss) income:
Foreign currency translation adjustment	(6)	(39)	10	(78)

Other comprehensive (loss) income before tax	(6)	(39)	10	(78)
Income tax benefit related to other comprehensive (loss) income	—	—	—	—

Other comprehensive (loss) income, net of tax	(6)	(39)	10	(78)

Comprehensive (loss) income	$(15,245)	$6,005	$3,758	$2,054

11.	NEW ACCOUNTING PRONOUNCEMENTS

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirements—an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The provisions of this interpretation are effective for the Company’s fiscal year ending October 28, 2006. Management has not determined the impact, if any, that this interpretation will have on Argo-Tech’s consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management has not yet determined the impact of the adoption of FIN 48 on its consolidated financial position or results of operations.

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
Export Sales
Substantially all of our export sales are denominated in U.S. dollars. Export sales for the 39 week period ended July 29, 2006 were $80.6 million. Sales to Europe were $32.7 million, sales to Pacific Rim countries were $28.1 million and sales to all other regions, individually less than 10%, were $19.8 million for the 39 week period ended July 29, 2006.
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

Results of Operations for the 13 Week Period Ended July 29, 2006 Compared With the 13 Week Period Ended July 30, 2005
Revenues
Net revenues for the 13 week period ended July 29, 2006 increased $4.4 million, or 8.2%, to $58.2 million from $53.8 million for the 13 week period ended July 30, 2005. This increase was primarily due to an increase in aerospace revenues of $6.1 million partially offset by a decrease of $1.7 million in industrial revenues. The increase in aerospace revenues was primarily attributable to an increase of $6.4 million of commercial aerospace revenues which was partially offset by a $0.3 million decrease in military revenues. Commercial OEM revenues increased $3.2 million, or 46.4%, to $10.1 million and commercial aftermarket revenues increased $3.2 million, or 17.9%, to $21.1 million in the 13 week period ended July 29, 2006. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues were higher primarily due to an increase in maintenance, repair and overhaul, or MRO, activities along with a slight increase in the demand for spare pumps. Military revenues decreased slightly due to decreased volume related to engine and airframe OEM components, partially offset by an increase in engine and airframe aftermarket components and an increase in both engine and airframe OEM development programs. The $1.7 million decrease in industrial revenues was primarily attributable to decreases in cryogenic pump revenues, business park revenues, and commercial ground fueling revenues.
Gross Profit
Aerospace gross profit for the 13 week period ended July 29, 2006 increased $2.2 million, or 13.4%, to $19.4 million from $17.2 million in the 13 week period ended July 30, 2005. Gross margin for the 13 week period ended July 29, 2006 was 44.1% compared with gross margin of 45.1% for the 13 week period ended July 30, 2005. The increase in gross profit is primarily related to sales of higher margin commercial aerospace aftermarket products and a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger, partially offset by amortization related to the step-up of inventory to fair market value and an increase in compensation expense related to the company match for the 401(k) benefit plan. Excluding the $0.5 million amortization related to the step-up of inventory to fair market value, the Aerospace gross margin for the 13 week period ended July 29, 2006 would have been 45.0%. Industrial gross profit for the 13 week period ended July 29, 2006 decreased $1.3 million, or 28.6%, to $3.6 million from $4.9 million in the 13 week period ended July 30, 2005. Industrial gross margin decreased to 25.0% in the 13 week period ended July 29, 2006 from 31.2% in the 13 week period ended July 30, 2005. The decrease in gross profit and gross margin was primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in utility costs associated with the operation of our business park, the sale of lower margin ground fueling products, and higher manufacturing costs on cryogenic pump and ground fueling products partially offset by an increase in revenue of higher margin products. Excluding the $1.4 million amortization related to the step-up of inventory to fair market value, the industrial gross margin for the 13 week period ended July 29, 2006 would have been 36.0%.
Operating Expenses
Operating expenses for the 13 week period ended July 29, 2006 increased $1.6 million, or 12.7%, to $14.3 million from $12.7 million in the 13 week period ended July 30, 2005. Selling, general and administrative expenses increased $0.1 million as a result of increased overall compensation expense, compensation expense related to the company match for the 401(k) benefit plan, and marketing expenses. These increases were partially offset by a decrease related to the non-recurrence of non-cash compensation expenses associated with a stock appreciation rights plan and the ESOP benefit plan. The stock appreciation rights plan in fiscal 2005 was recorded in our Corporate business segment. Research and development expenses decreased $0.8 million and the non-cash amortization of intangible assets increased $2.1 million as a result of the Merger. Operating expenses as a percent of revenues increased to 24.6% for the 13 week period ended July 29, 2006 as compared to 23.6% for the 13 week period ended July 30, 2005.

Income from Operations
Income from operations for the 13 week period ended July 29, 2006 decreased $1.0 million to $8.3 million from $9.3 million in the 13 week period ended July 30, 2005. The decrease in income is primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in utility costs associated with the operation of our business park and an increase in the non-cash amortization of additional intangible assets, partially offset by a net favorable change in compensation expense associated with our benefit plans and a decrease in research and development expenses.
Interest Expense
Interest expense for the 13 week period ended July 29, 2006 decreased $0.4 million, or 4.7%, to $6.0 million from $6.4 million in the 13 week period ended July 30, 2005 primarily due to the non-cash purchase accounting amortization of the write-up on the $250.0 million of 9-1/4% senior notes issued in June 2004 required as a result of the Merger and a reduction in the amortization of loan commitment fees, partially offset by an increase in the principal amount and interest rates on our term loans and interest on our revolver borrowing during the period.
Income Taxes
The income tax benefit was $1.4 million for the 13 week period ended July 29, 2006 as compared to a provision of $0.8 million for the 13 week period ended July 30, 2005. The tax benefit recorded in third quarter 2006 is primarily related to favorable adjustments of prior year tax accruals related to permanent differences.
Net Income
Net income for the 13 week period ended July 29, 2006 increased $1.6 million to $3.7 million from $2.1 million for the 13 week period ended July 30, 2005, primarily due to the revenue and expense factors discussed above.
Results of Operations for the 39 Week Period Ended July 29, 2006 Compared With the 39 Week Period Ended July 30, 2005
Revenues
Net revenues for the 39 week period ended July 29, 2006 increased $16.7 million, or 10.9%, to $170.1 million from $153.4 million for the 39 week period ended July 30, 2005. This increase was primarily due to an increase in aerospace revenues of $14.7 million and an increase of $2.0 million in industrial revenues. The increase in aerospace revenues was attributable to an increase of $14.8 million of commercial aerospace revenues offset by a slight decrease of $0.1 million in military revenues. Commercial OEM revenues increased $7.6 million, or 39.0%, to $27.1 million and commercial aftermarket revenues increased $7.2 million, or 13.3%, to $61.2 million in the 39 week period ended July 29, 2006. Commercial OEM revenues increased primarily as a result of an increase in pump requirements from our customers. Commercial aftermarket revenues increased primarily due to an increase in MRO services along with an increase in demand for spare pumps, partially offset by a decrease in demand for spare parts. Military revenue decreased slightly due to a decrease in demand for airframe OEM components partially offset by an increase in engine OEM revenue, an increase in engine and airframe aftermarket components and an increase in engine and airframe development programs. The $2.0 million increase in industrial revenues was primarily attributable to a $3.6 million increase in cryogenic pump revenues, a $1.2 million increase in commercial ground fueling revenues, partially offset by a $1.6 million decrease in military ground fueling revenue and a $1.1 million decrease in business park revenues.
Gross Profit
Aerospace gross profit for the 39 week period ended July 29, 2006 decreased $24.8 million, or 48.3%, to $26.9 million from $51.3 million in the 39 week period ended July 30, 2005. Gross margin decreased to 20.7% for the 39 week period ended July 29, 2006 from 45.5% in the 39 week period ended July 30,

2005. The decrease in gross profit and gross margin is primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also impacted by the sales of higher margin commercial aerospace aftermarket products and a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger, partially offset by an increase in compensation expense related to the company match for the 401(k) benefit plan. Excluding the $31.5 million amortization related to the step-up of inventory to fair market value, the aerospace gross margin for the 39 week period ended July 29, 2006 would have been 45.5%. Industrial gross profit for the 39 week period ended July 29, 2006 decreased $8.7 million, or 62.6%, to $5.2 million from $13.9 million in the 39 week period ended July 30, 2005. Gross margin decreased to 12.2% in the 39 week period ended July 29, 2006 from 34.2% in the 39 week period ended July 30, 2005. The decrease in gross profit and gross margin was primarily attributable to the amortization related to the step-up of inventory to fair market value. Gross profit was also negatively impacted by an increase in utility costs associated with the operation of our business park, higher manufacturing costs in our ground fueling and cryogenic pump businesses, partially offset by an increase in revenue of higher margin cryogenic pump products. Excluding the $8.0 million amortization related to the step-up of inventory to fair market value, the industrial gross margin for the 39 week period ended July 29, 2006 would have been 31.0%.
Operating Expenses
Operating expenses for the 39 week period ended July 29, 2006 increased $4.4 million, or 11.6%, to $42.2 million from $37.8 million in the 39 week period ended July 30, 2005. This increase is primarily due to a $6.3 million increase in the non-cash amortization of intangible assets as a result of the Merger, partially offset by a $0.8 million decrease in selling, general and administrative expenses and $1.1 million decrease in research and development expenses. The reduction in selling, general and administrative expenses is primarily as a result of the non-recurrence of non-cash compensation expenses associated with a stock appreciation rights plan, the ESOP benefit plan and an early retirement program for hourly employees, partially offset by an increase in overall compensation expense, including compensation expense related to the company match for the 401(k) benefit plan, and marketing. The stock appreciation rights plan and hourly early retirement expenses in fiscal 2005 were recorded in our Corporate business segment. Operating expenses as a percentage of revenues were comparable between years, 24.8% for the 39 week period ended July 29, 2006 as compared to 24.6% for the 39 week period ended July 30, 2005.
Income (Loss) from Operations
Income (loss) from operations for the 39 week period ended July 29, 2006 decreased $38.6 million to a loss of $11.4 million from income of $27.2 million in the 39 week period ended July 30, 2005. The decrease in income is primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in utility costs associated with the operation of our business park, an increase in the non-cash amortization of additional intangible assets and higher manufacturing costs on ground fueling products, partially offset by sales of higher margin commercial aerospace aftermarket products, a net favorable change in compensation expense associated with our benefit plans and a decrease in research and development expenses.
Interest Expense
Interest expense for the 39 week period ended July 29, 2006 decreased $1.1 million, or 5.8%, to $17.8 million from $18.9 million in the 39 week period ended July 30, 2005 primarily due to the non-cash purchase accounting amortization of the write-up on the $250.0 million of 9-1/4% senior notes issued in June 2004 required as a result of the Merger and a reduction in the amortization of loan commitment fees, partially offset by an increase in the principal amount and interest rates on our term loans and interest on our revolver borrowing.
Income Taxes
The income tax benefit was $14.0 million for the 39 week period ended July 29, 2006 as compared to a provision of $2.3 million for the 39 week period ended July 30, 2005. This is primarily due to the pre-tax loss and to a lesser degree the favorable adjustments of prior year tax accruals related to permanent differences.

Net Income (Loss)
Net income for the 39 week period ended July 29, 2006 decreased $21.2 million to a loss of $15.2 million from income of $6.0 million for the 39 week period ended July 30, 2005 primarily due to the revenue and expense factors discussed above.
Liquidity and Capital Resources
Argo-Tech is a holding company that receives all of its operating income from its subsidiaries. As a result, Argo-Tech’s primary source of liquidity for conducting business activities and servicing its indebtedness has been cash flows from operating activities.
Cash and cash equivalents for the 39 week period ended July 29, 2006 decreased $12.4 million to $1.5 million as a result of a use of $6.8 million for operating activities, $1.8 million for investing activities and $3.8 million used in financing activities. The cash used in operating activities was primarily due to an increase in inventory, receivables and prepaid expenses in support of our manufacturing activities and a reduction in accrued and other liabilities for payments in connection with the Merger and interest expense, partially offset by increased gross profit before non-cash charges. The cash used in financing activities was primarily due to intercompany activity with our Parent, a dividend to AT Holdings for the development of a proprietary asset tracking technology and the scheduled repayment of our term loan.
Capital expenditures for the 39 week period ended July 29, 2006 totaled $1.8 million compared to $3.1 million for the 39 week period ended July 30, 2005. Argo-Tech expects to incur capital expenditures of approximately $3.0 million for the remainder of fiscal year 2006 relating to the continued maintenance of facilities, equipment and systems to support current operating activities.
Long-term debt at July 29, 2006 consisted of $18.5 million principal amount of our term loan and $250.0 million of senior notes (excluding the $8.7 million fair value adjustment associated with purchase accounting). Scheduled payments of $0.6 million were made on the term loan in the 39 week period ended July 29, 2006. Our amended and restated senior credit facility provides for a $40.0 million revolving credit facility and a $19.1 million term loan facility. At July 29, 2006, Argo-Tech has available, after $10.9 million in standby letters of credit, a $29.1 million revolving credit facility. As of July 29, 2006, there were no outstanding borrowings on the revolving credit facility. The credit facility contains no restrictions on the ability of Argo-Tech’s subsidiaries to make distributions to Argo-Tech.
Our expected future contractual cash obligations and other commercial commitments for the next several fiscal years, as of July 29, 2006, are as follows (in millions):

						2011 and
	2006 (1)	2007	2008	2009	2010	Thereafter	Total
Term loan facility	$0.2	$0.7	$3.6	$14.0	$—	$—	$18.5
9-1/4% senior notes	—	—	—	—	—	250.0	250.0
Operating leases	0.1	0.2	0.1	0.1	—	—	0.5
Other long-term obligations (2)	0.6	26.3	26.3	25.7	25.0	37.4	141.3

Total contractual cash obligations	$0.9	$27.2	$30.0	$39.8	$25.0	$287.4	$410.3

(1)	– Contractual obligations for the remainder of fiscal 2006.

(2)	– Represents interest payments on the senior notes and the term loans, estimated funding for retirement and other post-employment benefits and other long-term commitments.

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

ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates, primarily with respect to its long-term debt obligations. At July 29, 2006, Argo-Tech had fixed rate debt totaling $250.0 million at 9.25% and variable rate debt under its existing credit facility of $18.5 million calculated at Argo-Tech’s choice using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech currently has no derivative contracts and does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.
ITEM 4.
CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. The management of Argo-Tech, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of Argo-Tech’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of July 29, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Argo-Tech’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by Argo-Tech in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
(b) Changes in internal controls. There were no changes in Argo-Tech’s internal control over financial reporting or in other factors during the quarter ended July 29, 2006 that have materially affected, or are reasonably likely to materially affect, Argo-Tech’s internal control over financial reporting.
(c) Section 404 of the Sarbanes-Oxley Act requires management to report on Argo-Tech’s internal control over financial reporting in its annual report, beginning with the annual report for its fiscal year ending in October 2008. Argo-Tech’s independent auditors will be required to attest to management’s report on Argo-Tech’s internal control over financial reporting beginning in the fiscal year ending in October 2009. Argo-Tech is actively continuing its ongoing internal process of documenting, testing and evaluating the effectiveness of its internal control over financial reporting utilizing outside assistance.

PART II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
There have been no material legal proceedings within the reporting period that the Company has been involved with beyond those conducted in a normal course of business.
Item 1A — RISK FACTORS
There have been no material changes from risk factors as previously disclosed in the Company’s Form 10-K for the year ended October 29, 2005 in response to Item 1A to Part I of Form 10-K.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
Item 5. OTHER INFORMATION
None.
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

Date: September 12, 2006		ARGO-TECH CORPORATION

	By:	/s/	John S. Glover
John S. Glover
Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/	Paul A. Sklad
Paul A. Sklad
Controller
(Principal Accounting Officer)