Form 10-K
period 2006-10-28
ARGO TECH CORP
filed 2007-01-26
CIK 1047837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended October 28, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act  Yes ☑     No ☐

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

No established published trading market exists for the registrant’s common stock, par value $0.01 per share. As of January 26, 2007, 1 share of the registrant’s common stock was outstanding and held by AT Holdings Corporation.

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

Recent Developments

On December 24, 2006, V.G.A.T. Investors, LLC (“VGAT”) entered into a definitive agreement (the “Acquisition Agreement”) to sell all of the issued and outstanding common stock of AT Holdings Corporation (“Holdings”), the parent corporation of Argo-Tech, to Eaton Corporation. The members of VGAT include, among others, Vestar Capital Partners IV, L.P., Greenbriar Equity Group, LLC (collectively the “Sponsors”) and several members of Argo-Tech’s senior management.

Under the terms of the Acquisition Agreement, VGAT will receive consideration of $695.0 million, consisting of cash and the assumption of debt, in exchange for the shares of Holdings, subject to adjustment in accordance with the terms of the Acquisition Agreement. Prior to consummation of the sale, Argo-Tech is expected to be reorganized to exclude its cryogenics and other non-aerospace assets (the “Reorganization”). In order to effect the Reorganization, we intend to, among other things, seek a consent from the holders of our outstanding 9 1/4% Senior Notes to the Reorganization, together with a waiver of the holder’s right under the related indenture to require us to repurchase the notes in connection with the sale.

Management expects the sale to close in the first quarter of calendar 2007, but closing is subject to, among other things, required regulatory approvals and other closing conditions.

On September 13, 2005, we entered into a merger agreement (as amended, the “Merger Agreement”) with Holdings, VGAT, Vaughn Merger Sub Inc., and GreatBanc Trust Company, as trustee of the Argo-Tech Corporation Employee Stock Ownership Plan (the “ESOP”). On October 28, 2005, pursuant to the Merger Agreement, Vaughn Merger Sub, Inc. merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of VGAT.

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

Our main engine fuel pumps are used across the full spectrum of commercial engine designs. We are the sole source supplier of main engine fuel pumps for all CFM56 series engines, the most popular series of large commercial aircraft engines used today. The CFM56 series engines power the Boeing 737 and certain of the Airbus A-318, A-319, A-320, A-321 and A-340 aircraft. We are also the sole source supplier of main engine fuel pumps for all engines used on the Boeing 777 aircraft, including the new longer range Boeing 777, and on all regional jets manufactured by Bombardier and Embraer having seating capacity for at least 70 passengers. In addition, we are the sole source supplier of the main engine fuel pump for the General Electric GEnx engines to be used on the Boeing 787, Airbus A-350 and Boeing 747-8 aircraft.

Our products include large regional and business jet applications, including the main engine fuel pumps used on the BR700 series engine, which is used on the high-end Bombardier Global Express, the Gulfstream Aerospace Corporation V aircraft and the Boeing 717. We supply main engine fuel pumps for the GE CF34-8 engine, which is used on the Bombardier CRJ700 and CRJ900 regional and business aircraft and the Embraer ERJ-170, a 70 passenger regional jet. We also supply main engine fuel pumps for the GE CF34-10 engine, which is used on the Embraer ERJ-190, the EuroProp International TP400 engine, which is used on the European A400M military troop transport aircraft, the SNECMA/NPO Saturn SM146 engine, which is used on a Russian regional jet and the new ARJ 21 regional jet to be manufactured by AVIC I Commercial Aircraft Co. Ltd. in China.

Airframe Products.  Fuel pumps and other airframe fuel transfer control systems in the airframe are necessary to transfer fuel to the engine systems and to maintain aircraft balance by shifting fuel between tanks. We design and manufacture complete fuel systems and fuel subsystems such as refuel/defuel, engine feed and fuel level control. We also design and manufacture a wide variety of fuel components consisting of boost and transfer fuel pumps, fuel flow proportioners and airframe valves, adapters, nozzles and caps. These systems and components are used for fueling, storing, transferring and engine feed functions during ground and flight operations. We are the fuel system supplier for the Eclipse 500, a new generation of business jet manufactured by Eclipse Aviation Corporation, as well as for the Adam A700, the Javelin and the Northrop-Grumman X47 Unmanned Combat Air System.

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

Industrial

Ground Fueling Products.  Ground fueling systems are used to transfer fuel from underground fuel tanks and ground fueling trucks to the fuel receptacle of the aircraft. We manufacture various ground fueling hydrants, couplers and nozzles for commercial and military airports around the world, as well as specialty hose. We also manufacture digital pressure control valves. These valves incorporate a microprocessor to enhance fuel flow control and allow for accurate measurement of pressure at the delivery receptacle thereby optimizing the fuel flow and pressure. We also service fuel management systems, including the Argo-Tech-developed AvR2000 Aviation Refueling Management System, which is used at nearly 200 sites worldwide.

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

Customers

Aerospace

Original Equipment Manufacturer (“OEM”) customers for our aerospace products include the world’s major aircraft engine manufacturers: General Electric, Honeywell, Pratt & Whitney (including Pratt & Whitney Canada), Rolls-Royce (including Rolls-Royce Allison and Rolls-Royce Deutschland), Hispano-Suiza and Williams International Corp. Customers for Argo-Tech’s airframe pumps, valves, and systems include Airbus, Boeing, Cessna, Eclipse, Gulfstream, Lockheed Martin, Northrop Grumman, Raytheon and various U.S. government agencies. Orders for military components can be directly received from government entities and through customers such as Boeing, General Electric, Lockheed Martin and Pratt & Whitney. Our aftermarket customers include all major aircraft and engine repair facilities and all major airlines. Currently, the total number of airline and third-party customers for our spare parts, overhaul and repair exceeds 200.

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

Upsilon International Corporation and two other related entities, as distributors of certain of our products to foreign customers, accounted for approximately 10% of our net revenues for fiscal 2006. No other customer accounted for more than 10% of our net revenues during this period.

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

For fiscal 2006, 2005 and 2004, customer revenues from the United States were $126.2 million, $117.2 million and $107.1 million, respectively, and foreign customer revenues were $104.7 million, $95.4 million and $80.2 million, respectively.

Suppliers and Raw Materials

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

Manufacturing, Repair and Overhaul

We have four manufacturing, repair and overhaul facilities:

•	a 150 acre business park in Cleveland, Ohio;

•	a 9.2 acre facility in Costa Mesa, California;

•	an 85,000 square foot facility in Tucson, Arizona; and

•	a 6,000 square foot facility in Inglewood, California.

In the Aerospace segment, main engine fuel pumps and some models of our airframe fuel pumps are manufactured, repaired and overhauled at our Cleveland, Ohio facility. The remaining Aerospace segment products are manufactured, repaired and overhauled in our Costa Mesa facility. The Inglewood, California facility is exclusively an overhaul and repair shop for our main engine fuel pump products.

In the Industrial segment, all products are manufactured in the Costa Mesa facility with the exception of hose products, which are manufactured in our Tucson facility. Repair and overhaul of Industrial segment products is conducted in our Cleveland and Costa Mesa facilities.

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

Government Regulations

The commercial aerospace industry is highly regulated by the Federal Aviation Administration in the United States, the Joint Aviation Authorities in Europe and the Civil Aviation Authority in England, while the military aerospace industry is governed by military quality (MIL or ISO-9000) specifications. We are required to be certified by one or more of these entities and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models. We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to Federal Aviation Administration regulations, and provide these customers with products that comply with the government regulations applicable to commercial flight operations. In addition, the Federal Aviation Administration requires that various maintenance routines be performed on aircraft components. We currently satisfy or exceed these maintenance standards in our repair and overhaul activities. We maintain repair stations approved by the Federal Aviation Administration at our Cleveland, Ohio, Costa Mesa, California and Inglewood, California facilities.

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

Competition

Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. Competitors in the Aerospace segment are primarily divisions of large corporations. Virtually all of our competitors have significantly greater financial resources than we do. Our primary competitors in the Aerospace segment include Goodrich, Hamilton Sundstrand, Intertechnique and Parker-Hannifin. In the Industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery. Our primary competitors in the Industrial segment include Ebara, Nikkiso and Meggitt.

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

Development Expense Trends

In connection with new aerospace product development programs, we incur significant research and development expenditures to design, test and qualify main engine fuel pumps and accessories for engine and airframe OEMs. Research and development expenditures are expensed as incurred, and such expenses are expected to continue at historical levels. Research and development expense was $10.6 million, $12.8 million and $11.9 million for fiscal 2006, 2005 and 2004, respectively.

Employees

As of December 31, 2006, we had 736 full-time employees, of which 422 are salaried and 314 are hourly. The 192 hourly employees located at our Cleveland facility are represented by the UAW under a collective bargaining agreement that will expire on March 31, 2008.

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

Although we seek to maintain our operations and facilities in compliance with applicable environmental laws, there can be no assurance that we have no violations, or that changes in such laws, regulations or interpretations of such laws or in the nature of our operations will not require us to make significant additional expenditures to ensure compliance in the future. Currently, we do not believe that we will have to make material capital expenditures for our operations to comply with environmental laws or regulations of which we are aware, or to incur material costs for environmental remediation during the 2007 fiscal year.

Our Cleveland facility is currently the subject of environmental remediation activities. The cost of these activities is the responsibility of TRW, now a subsidiary of Northrop Grumman, under the terms of the purchase agreement by which we acquired TRW’s Power Accessories Division in 1986. Remediation has been underway since 1989 and is expected to continue for the foreseeable future. TRW has funded all necessary remediation costs, and while there can be no assurance, we expect that TRW will continue to do so in the future. We estimate that TRW has spent in excess of $15 million for environmental remediation at our Cleveland facility. Although the TRW remediation has been reasonably comprehensive and covers, among other things, groundwater at the facility, there may be areas of unknown contamination at our Cleveland facility that are not being addressed by TRW.

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

Financial losses and reduced schedules in the U.S. airline industry have resulted, and will continue to result, in reduced orders and delivery delays of new commercial aircraft, parking and retirement of older aircraft (eliminating those aircraft from maintenance needs and making spare parts from those aircraft available) and delays in airlines’ purchases of aftermarket parts and service as maintenance is deferred. The weakness in the U.S. airline industry may continue with several carriers filing for bankruptcy protection, as well as, the possibility of continued consolidation of carriers within the U.S. airline industry, may result over a period of years in contraction in the number of aircraft in the U.S. fleet and less demand for our products. This will depress Argo-Tech’s Aerospace segment sales of aftermarket components and reduce our income and cash flow until such time as conditions in the commercial aerospace industry improve.

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

The aerospace industry is a highly competitive global industry that has experienced significant consolidation in recent years. This consolidation has caused, and its continuation will continue to amplify, the pricing pressures discussed in the risk factor below regarding the concentration of customers for our products. Our continuous improvement program to enhance operating efficiencies may not achieve cost savings and operational improvements or if those savings and improvements are not sufficient, we may not be able to compete favorably in the future with other larger, consolidated competitors. Competition among aerospace component manufacturers is based on engineered solutions, product quality, customer support, pricing and on-time delivery. In the Industrial segment, competition varies by product, but is typically based on engineered solutions, price, product quality and on-time delivery. We may not be able to compete with our competitors, which are typically divisions of large corporations that have significantly greater financial resources than we do. In addition, some suppliers have obtained, and continue to obtain, parts manufacturing authority (“PMA”) from the Federal Aviation Administration to manufacture and sell various Argo-Tech components in the aerospace aftermarket, which has increased the level of competition in this significant portion of our business. While we have attempted to respond to this competition, a significant increase in PMA certifications, either domestically or abroad, for our products would have an adverse effect on our results of operations.

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

Because of the importance of a few large customers and the high degree of concentration of OEMs in the aerospace industry, our business is exposed to a high degree of risk related to customer concentration. In fiscal 2006, our ten largest customers accounted for approximately 54.9% of our net revenues. A loss of significant business from, or adverse performance by, any of these customers would be harmful to our cash flows.

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

Approximately 31% of our sales in fiscal 2006 were related to U.S. designed military products. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. The U.S. defense budget has fluctuated in recent years. Although we have experienced increased military sales as a result of military actions in Iraq and Afghanistan, there can be no assurance that the U.S. defense budget will not decline or that sales of defense-related items to foreign governments will continue at present levels. A significant disruption or decline in U.S. military expenditures in the future would materially decrease our military sales. In addition, we are subject to risks particular to contracts with the U.S. government. These risks include the ability of the U.S. government to unilaterally:

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

Approximately 45.3% of our fiscal 2006 net revenue was derived from shipments to destinations outside of the United States and Canada. Sales outside of the United States and Canada are subject to other various risks, including:

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

We are substantially leveraged. As of October 28, 2006, the principal and interest owing on our indebtedness was $268.3 million, excluding the fair market value adjustment of our 9 1/4% senior notes required by purchase accounting under generally accepted accounting principles in connection with the Merger. Our substantial degree of leverage could have important consequences, including the following:

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

The proposed acquisition of Argo-Tech by Eaton Corporation is subject to certain closing conditions that, if not satisfied or waived, will result in the transaction not being completed.

The proposed acquisition of Argo-Tech by Eaton Corporation is subject to customary conditions to closing, including the receipt of required regulatory approvals. Many of the conditions to the closing of the transaction are outside of our control. If any condition to the closing of the transaction is not satisfied or, if permissible, waived, the transaction will not be completed.

Whether or not the transaction is completed, we will be obligated to pay certain professional fees and related expenses in connection with the transaction. In addition, we have expended, and will continue to expend, significant management resources in an effort to complete the transaction. If the transaction is not completed, we will have incurred significant costs, including the diversion of management resources, for which it will have received little or no benefit.

Whether or not the transaction with Eaton Corporation is completed, the announcement and pendency of the transaction could cause disruptions in our business, which could have an adverse effect on our business and financial results.

Whether or not the transaction with Eaton Corporation is completed, the announcement and pendency of the transaction could cause disruptions in our business. Specifically:

•	current and prospective employees may experience uncertainty about their future roles with Argo-Tech, which might adversely affect our ability to retain key managers and other employees or hire new employees; and

•	the attention of management may be directed toward the completion of the transaction, rather than toward the execution of existing business plans.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We currently own and operate a 150-acre business park in Cleveland, Ohio, which includes 1.8 million square feet of engineering, manufacturing and office space. We occupy approximately 475,000 square feet for our main engine and airframe fuel pump businesses and lease approximately 800,000 square feet of the facility to third parties. We believe that this facility’s machinery, plants and offices are in satisfactory operating condition. We also believe that we have sufficient capacity to meet our foreseeable future needs without significant additional capital expenditures.

We also own a 9.2-acre facility in Costa Mesa, California, which encompasses 165,000 covered square feet. We manufacture certain of our Aerospace airframe and aerial refueling products and accessories, and Industrial ground fueling and cryogenic products equipment at this facility. This property is not included in the pending definitive agreement to sell Argo-Tech’s Aerospace business (See Item 1. Business — Recent Developments). Effective the date of the sale, we expect to lease approximately 103,000 square feet of the facility under a two-year lease agreement.

Our leased facility in Tucson, Arizona encompasses approximately 85,000 square feet and includes available space for expansion. We manufacture specialty industrial hose for aerospace, chemical transfer and marine applications at this facility. We believe this facility has sufficient capacity to permit further growth in those product lines without significant additional capital expenditures.

Our Inglewood, California leased facility occupies approximately 6,000 square feet. Its primary purpose is to repair and overhaul main engine fuel pumps owned by airline customers. Inglewood’s assets include test stands for testing fuel pumps after overhaul and a small machine shop for simple rework of pump components

Item 3.	Legal Proceedings.

We are not presently involved in any material legal proceedings. However, during the ordinary course of business, we are, from time to time, threatened with, or may become a party to, legal actions and other proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of Holdings, our sole stockholder, during the fourth quarter of fiscal year 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

We are a wholly owned subsidiary of Holdings. Neither Holdings nor Argo-Tech has any equity securities that trade in an established public trading market or otherwise.

We paid cash dividends totaling $4.2 million and $3.1 million to Holdings in fiscal years 2006 and 2005, respectively. Our ability to pay dividends to Holdings in the future is limited by the terms of the indenture pursuant to which our 9 1/4% senior notes were issued and the credit facility. The indenture and credit facility contain certain optional and mandatory redemption features and other financial covenants, including restrictions on our ability to incur additional indebtedness, pay dividends or make other restricted payments to Holdings. However, the indenture permits certain payments to Holdings for, among other things, corporate administrative expenses not to exceed $500,000 per fiscal year and specified tax obligations.

We have no equity compensation plans under which our securities are authorized for issuance.

Item 6.	Selected Financial Data.

The following table sets forth Argo-Tech’s selected historical consolidated financial data for the fiscal years 2002 through 2006, which have been derived from Argo-Tech’s audited consolidated financial statements for those periods. Argo-Tech’s fiscal year ends on the last Saturday in October and is identified according to the calendar year in which it ends. For example, the fiscal year ended October 28, 2006 is referred to as “fiscal 2006.” The 2004 fiscal year consisted of a 53-week period. All of the other fiscal years presented consisted of 52-week periods.

The Merger closed on October 28, 2005. Operating results and cash flow information presented herein for years prior to the Merger are considered “Predecessor” financial information. Balance sheet information as of October 30, 2004, October 25, 2003, and October 26, 2002 is also considered “Predecessor” financial information. The balance sheet information as of October 29, 2005 reflects a new basis of accounting incorporating the fair value adjustments made in recording the Merger while prior periods are presented using the historical cost basis of the

Company. The information presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

	Fiscal Year Ended
		Predecessor	Predecessor	Predecessor		Predecessor
	October 28,	October 29,	October 30,	October 25,		October 26,
	2006	2005	2004	2003		2002
	(Dollars in thousands)

Operating results
Net revenues	$230,862	$212,595	$187,328	$160,726		$155,303

Gross profit(1)	50,453	87,740	78,125	66,191		66,634
Selling, general and administrative	33,928	35,514	31,166	26,417		23,359
Research and development	10,623	12,814	11,934	9,525		11,722
Amortization of intangibles	13,422	3,414	3,414	3,414		3,721
Merger expense	—	24,473	—	—		—

(Loss) income from operations	(7,520)	11,525	31,611	26,835		27,832
Interest expense	23,652	25,601	22,705	21,257		21,434
Debt extinguishment expense	—	—	12,961	—		—
Other, net	(75)	(109)	(95)	(529)		(97)
Income tax provision (benefit)	(14,261)	(7,768)	(3,499)	1,579		569

Net (loss) income	$(16,836)	$(6,199)	$(461)	$4,528		$5,926

Balance sheet data (at end of period):
Cash and cash equivalents	$23,580	$13,889	$15,857	$14,057		$17,769
Total assets	581,174	588,506	254,262	255,797		260,333
Working capital	60,786	73,324	41,963	34,934		33,352
Total debt	268,312	269,062	264,813	219,349		235,045
Debt fair market value adjustment(2)	8,209	10,000	—	—		—
Redeemable ESOP stock, net(3)	—	—	40,957	14,612		8,835
Stockholder’s equity/(deficiency)(4)	139,752	160,796	(110,976)	(29,928)		(31,633)
Other data:
Adjusted EBITDA(5)	$56,228	$51,567	$44,893	$36,867		$38,447
Adjusted EBITDA margin(6)	24.4%	24.3%	24.0%	22.9%		24.8%
Net cash flows provided by operating activities	$19,264	$193	$33,230	$15,673		$30,724
Net cash flows used in investing activities	(4,567)	(4,376)	(3,056)	(1,939)		(1,785)
Net cash flows provided by (used in) financing activities	(5,006)	2,215	(28,374)	(17,446)		(19,227)
Depreciation and amortization of intangibles and deferred financing fees	23,682	8,224	9,175	10,053		10,387
Capital expenditures	4,567	4,376	3,056	1,939		1,785
Ratio of earnings to fixed charges(7)	—	—	—	1.3	x	1.3	x

(1)	Gross profit for fiscal 2006 includes $40.3 million of amortization of the step-up of inventory to fair market value.

(2)	Represents the estimated amount to adjust the $250,000,000 of the 9 1/4% Senior Notes to fair market value as of the closing date of the Merger, which will be amortized over the remaining life of the 9 1/4% Senior Notes. The unamortized amount of the fair market value adjustment has been added to the principal amount of the 9 1/4% Senior Notes for presentation in our financial statements.

(3)	Redeemable ESOP Stock has been excluded from stockholder’s equity/(deficiency) due to the ability of holders of the ESOP Stock to “put,” subject to certain restrictions, the shares of ESOP Stock to Argo-Tech at the most recent valuation of our independent consulting firm. As a result of the Merger this requirement no longer exists.

(4)	Includes a dividend of $57.6 million to Holdings made in the third quarter of fiscal 2004 from the proceeds of our 9 1/4% senior notes.

(5)	“EBITDA” is net income plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is defined as EBITDA further adjusted to exclude ESOP compensation expense, amortization of purchase accounting, non-cash compensation/benefit cost, debt extinguishment expense, non-cash compensation expense related to granting of SARs on March 1, 2005, and non-recurring Merger expense. EBITDA and Adjusted EBITDA do not represent, and should not be considered as alternatives to, net income or cash flows provided by operating activities, as determined by Generally Accepted Accounting Principles (“GAAP”), and our calculations thereof may not be comparable to that reported by other companies. EBITDA and Adjusted EBITDA are included in this report because they are a basis upon which we assess our liquidity position and because certain covenants in our borrowing arrangements are tied to similar measures. We also believe that it is widely accepted that EBITDA and Adjusted EBITDA provide useful information regarding a company’s ability to service and/or incur indebtedness. This belief is based on our negotiations with our lenders who have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on our EBITDA and our Adjusted EBITDA. EBITDA and Adjusted EBITDA do not take into account our working capital requirements, debt service requirements, tax payments, capital expenditures and other commitments and, accordingly, are not necessarily indicative of amounts that may be available for discretionary use. We believe that inclusion of supplementary adjustments to EBITDA applied in presenting Adjusted EBITDA are appropriate to provide additional information to investors.

	Fiscal Year Ended
		Predecessor	Predecessor	Predecessor	Predecessor
	October 28,	October 29,	October 30,	October 25,	October 26,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Net income (loss)	$(16,836)	$(6,199)	$(461)	$4,528	$5,926
Add:
Depreciation and amortization	23,376	7,069	7,213	7,601	8,329
Interest expense(a)	23,652	25,601	22,705	21,257	21,434
Income tax provision (benefit)	(14,261)	(7,768)	(3,499)	1,579	569

EBITDA	15,931	18,703	25,958	34,965	36,258
Add:
ESOP compensation expense(b)	—	5,040	4,851	1,874	1,344
Amortization of purchase accounting(c)	40,297	—	—	28	259
Non-cash compensation/benefit cost(d)	—	3,351	1,123	—	586
Debt extinguishment expense(e)	—	—	12,961	—	—
Merger expense(f)	—	24,473	—	—	—

Adjusted EBITDA	$56,228	$51,567	$44,893	$36,867	$38,447

(a)	Interest expense includes the amortization of deferred financing fees.

(b)	Represents the value of the shares committed to be released by the ESOP trustee under the ESOP’s provisions for allocation to participants and recognized as a non-cash compensation expense, excluding ESOP compensation expense of $3,413 recorded in connection with the Merger and included in Merger expense.

(c)	Represents the incremental depreciation in fiscal 2002 and 2003 relating to plant and equipment written up to its fair market value under purchase accounting applied to the acquisition of Argo-Tech Corporation Costa Mesa (formerly J.C. Carter Company, Inc.). Such amortization is included in cost of sales. In fiscal 2006 represents the amortization of the step-up of inventory to fair market value as a result of the Merger in fiscal 2005.

(d)	In fiscal year 2002, this represents the non-cash expense related to a salary early retirement program. In fiscal year 2004, this represents the non-cash compensation expense related to our ESOP Excess Benefit Plan. In fiscal year 2005, this represents $404 of non-cash compensation expense related to our ESOP Excess Benefit Plan, $2,521 of non-cash compensation expense related to the granting of SARs and $426 of non-cash expense related to the hourly employee early retirement program.

(e)	Represents the write-off of deferred financing fees associated with the refinancing of our 8 5/8% senior subordinated notes and the amendment and restatement of our credit agreement in June 2004, amounts paid for the tender, consent and redemption of our senior subordinated notes and the recognition of the remaining accretion on a portion of our senior subordinated notes that were issued at a discount.

(f)	Represents non-recurring expense associated with the Merger consisting of stock compensation cost, ESOP Excess Benefit Plan cost, and severance and stay payments.

The following table reconciles Adjusted EBITDA to net cash flow from operating activities:

		Predecessor	Predecessor	Predecessor	Predecessor
	October 28,	October 29,	October 30,	October 25,	October 26,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Adjusted EBITDA	$56,228	$51,567	$44,893	$36,867	$38,447
Change in operating assets and liabilities	(9,618)	(4,427)	8,424	(590)	14,973
Interest expense	(23,652)	(25,601)	(22,705)	(21,257)	(21,434)
Merger expense	—	(24,473)
All other adjustments	(3,694)	3,127	2,618	653	(1,262)

Net cash provided by operating activities	$19,264	$193	$33,230	$15,673	$30,724

(6)	Adjusted EBITDA margin is computed as Adjusted EBITDA as a percentage of net revenues.

(7)	For purposes of determining the ratio of earnings available to cover fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest on indebtedness including amortization of deferred financing fees and fixed loan guarantee fees. No ratio is presented for the fiscal years ended October 28, 2006, October 29, 2005 and October 30, 2004 as the earnings for those periods were $31,097,000, $13,967,000 and $3,960,000 less than the fixed charges, respectively

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of financial condition and results of operations should be read together with “Selected Financial Data,” Argo-Tech’s consolidated financial statements and the notes to those statements and other financial information included elsewhere in this report. In this section references to “Argo-Tech,” “the Company,” “we,” “us”, or “our” are to Argo-Tech Corporation, together with its subsidiaries. References to “Holdings” are to AT Holdings Corporation, which holds all of the outstanding capital stock of Argo-Tech. Operating results or cash flow information presented for the fiscal periods ended October 29, 2005 and October 20, 2004 is considered “Predecessor” financial information. The balance sheet information as of October 28, 2006 and October 29, 2005 reflects a new basis of accounting incorporating the fair value adjustments made in recording the Merger while prior periods are presented using the historical cost basis of the Company. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements. See Risk Factors in Item 1A for more information regarding forward-looking statements.

Overview

We are a global designer, manufacturer and servicer of high performance fuel flow devices and systems. We operate in two business segments, Aerospace and Industrial. The Aerospace segment consists of aircraft engine fuel pumps and other engine products, commercial and military products and systems found on a plane’s airframe, and aerial refueling pumps and related equipment. The Industrial segment includes ground fueling nozzles, hoses and other ground fueling components, an automated fuel management system, cryogenic pumps and nozzles and the operation of a business park in Cleveland, Ohio. The Corporate segment primarily includes expenses not specifically identified or charged to the operating business segments for measurement of operating performance. These expenses include, but are not limited to, purchase accounting depreciation, early retirement expenses, and compensation related to SARs. Financial information by business segment can be found in Note 14 to the audited consolidated financial statements included elsewhere in this report.

In fiscal 2006, the Aerospace segment generated approximately 76% of our net revenues and the Industrial segment generated approximately 24% of our net revenues. Approximately 69% of the aerospace revenues were derived from sales to commercial OEMs and commercial aftermarket customers, while military revenues represented approximately 31% of our aerospace revenues. Approximately 68% of the industrial revenues were derived from sales to commercial customers, while military customers represented approximately 32% of our industrial revenues.

In fiscal 2006, sales to commercial OEMs represented approximately 31% of our commercial aerospace revenues. As is customary in the commercial aerospace industry, we incur substantial costs, for which we are generally not reimbursed, to design, test and qualify original equipment for OEMs. Once qualified, OEM products generally are sold at or below the cost of production in anticipation of receiving orders for commercial spare parts and overhaul activities at significantly higher margins. Most of our OEM sales are on a sole source basis; therefore, in most cases, we are the only OEM certified provider of these parts in the aftermarket. On average, a commercial aircraft will experience five to six main engine fuel pump overhauls over its 30-year life span. We have over 50 years of experience in most of our product lines which allows us to benefit from a large existing installed base.

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

The following is management’s discussion and analysis of certain significant factors which have affected Argo-Tech’s financial position and operating results during the periods presented in the accompanying consolidated financial statements. Management has included gross margin excluding the amortization of the step-up of inventory to fair market value, a non-GAAP financial measure, since it is a useful indicator of the Company’s performance as compared to the prior period. Argo-Tech’s fiscal year ends on the last Saturday of October and is identified according to the calendar year in which it ends

Recent Developments

Sales Agreements

On December 24, 2006, V.G.A.T. Investors, LLC (“VGAT”) entered into a definitive agreement (the “Acquisition Agreement”) to sell all of the issued and outstanding common stock of AT Holdings Corporation (“Holdings”), the parent corporation of Argo-Tech to Eaton Corporation. The members of VGAT include, among others, Vestar Capital Partners IV, L.P., Greenbriar Equity Group, LLC (collectively the “Sponsors”) and several members of Argo-Tech’s senior management.

Under the terms of the Acquisition Agreement, VGAT will receive consideration of $695.0 million, consisting of cash and the assumption of debt, in exchange for the shares of Holdings, subject to adjustment in accordance with the terms of the Acquisition Agreement. Prior to consummation of the sale, Argo-Tech is expected to be reorganized to exclude its cryogenics and other non-aerospace assets (the “Reorganization”). In order to effect the Reorganization, we intend to, among other things, seek a consent from the holders of our outstanding 9 1/4% Senior Notes to the Reorganization, together with a waiver of the holder’s right under the related indenture to require us to repurchase the notes in connection with the sale.

Management expects the sale to close in the first quarter of calendar 2007, but closing is subject to, among other things, required regulatory approvals and other closing conditions.

Merger

On October 28, 2005, Holdings consummated a merger with Vaughn Merger Sub, Inc. (“Vaughn”) in which Vaughn merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of VGAT.

The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. In the fourth quarter of fiscal 2006, the Company obtained third-party valuations of certain tangible and intangible assets and finalized the allocation of the purchase price to the Company’s assets and liabilities.

The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets
Current assets	$130,794
Property, plant and equipment	48,008
Goodwill	110,178
Intangible assets	327,869
Other assets	2

Total assets	616,851

Liabilities
Current liabilities	56,313
Long-term debt	264,063
Other noncurrent liabilities	122,026

Total liabilities	442,402

Purchase price allocated to Company	$174,449

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger had occurred at the beginning of each period presented (in thousands):

	Year Ended	Year Ended
	October 29,	October 30,
	2005	2004

Net sales	$212,595	$187,328
Loss from operations	(18,662)	(23,391)
Net loss	(23,034)	(26,636)

The pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that were charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions is sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense resulting from the write-up of the carrying value of property, plant and equipment to fair value, (iv) amortization of the write-up of the Notes to fair market value over the remaining life of the loan, (v) additional interest expense related to the increase in the Term Loan and related amortization expense; and excludes expenses related to the Merger (discussed below). This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

The Company’s results of operations for the period ended October 29, 2005 include a one-time charge of $24.5 million ($15.2 million after tax) that was recorded as a result of the Merger and consists primarily of stock compensation costs, ESOP excess benefit plan and severance and stay payments in connection with the Merger.

ESOP

We established our Employee Stock Ownership Plan (the “ESOP”) on May 17, 1994. The ESOP, which included approximately 225 of our salaried employees, represented an ownership interest in Holdings of approximately 54% prior to the Merger. Generally Accepted Accounting Principles (“GAAP”) requires that non-cash ESOP compensation expense and a corresponding increase in shareholders’ equity be recorded annually as shares held by the ESOP are allocated to participants and the loan made to the ESOP is repaid. GAAP also requires that this non-cash ESOP compensation expense be added back to net income in the determination of cash flow from operations. The aggregate amount of such non-cash ESOP compensation expense was $8.5 million (of which $3.4 million is included in Merger expense), and $4.9 million for fiscal 2005 and fiscal 2004 respectively. Upon completion of the Merger, (i) the ESOP was amended to no longer be an employee stock ownership plan, (ii) the ESOP no longer held any Holdings common stock, and (iii) no additional shares of Holdings common stock will be contributed to it. Following completion of the Merger, we adopted an amendment to our 401(k) plan for salaried employees under which we will make cash contributions currently estimated to be approximately $1.3 million per year, in place of the obligation to repurchase shares of redeemable ESOP stock.

Stock Appreciation Rights (SARs)

On March 1, 2005, we granted 45,200 SARs to certain full-time employees of Argo-Tech and its subsidiaries. Our directors and executive officers did not participate in the plan. The total number of SARs which could be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, could not exceed 50,000, except to the extent of certain authorized adjustments. The SARs vested 33 1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR is determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control, or ten years from the initial date, each SAR entitled the holder to a cash payment equal to the increase, if any, in the value of one share of Holdings common stock from the initial date to the date of payment. There is $2.5 million of SAR expense included in selling, general and administrative expenses for fiscal 2005. The Merger in fiscal 2005 constituted a change of control under the SARs, and the holders of the SARs received a portion of the merger consideration in exchange for the cancellation of their SARs. The cancellation of the SARs resulted in additional compensation expense of $4.6 million in fiscal year 2005, which is included in Merger expense.

Argo Tracker

Argo Tracker, another subsidiary of Holdings, owns an asset tracking technology that is currently in development. Argo-Tech provides the funding for the development of this technology through dividends to Holdings. Dividends to Holdings for these development expenses in fiscal 2006 and 2005 were $1.2 million and $3.1 million, respectively. These dividends were within the restrictions governing Argo-Tech’s ability to pay dividends or make other restricted payments to Holdings contained in both the indenture governing the 9 1/4% Senior Notes and the senior credit facility.

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

Revenue Recognition.  Revenues are recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our OEM customers. These agreements require us to supply all the amounts ordered by the customers during the term of the agreements (generally three to five years) at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings. Variations in actual labor performance, changes to estimated profitability and final contract settlements may result in revisions to the cost estimates. Revisions in cost estimates as contracts progress have the effect of increasing or decreasing profits in the period of revision. We record estimated reductions to revenue for volume-based incentives based on expected customer activity for the applicable period. Revisions for volume-based incentives are recorded in the accounting period in which such estimates can be reasonably determined. We have a history of making reasonably dependable estimates for estimated losses on contracts; however, due to uncertainties inherent in the estimation process, it is possible that actual results may vary from the estimates and the differences could be material.

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

Valuation of Goodwill and Intangible Assets.  The Merger has resulted in significant amounts of identifiable intangible assets and goodwill. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Intangible assets, such as tradenames and goodwill that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. We review goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Our asset impairment review is based on estimates of the fair value of the assets and cash flow projections. The determination of undiscounted cash flows is based on the Company’s long-range planning forecasts. This approach uses our estimates of future market growth, and forecasted revenue and costs. If different assumptions were used in these plans, the related undiscounted cash flows used in measuring impairment could be different and the recognition of an impairment loss might be required.

Pensions and Post-retirement Plan Assumptions.  We have two noncontributory defined benefit pension plans for qualifying hourly and salary employees and a postretirement health care benefit plan for qualifying hourly retirees and their dependents. We account for our defined benefit plans in accordance with SFAS No. 87, No. 106 and No. 132(R), which requires amounts recognized in the financial statements to be determined on an actuarial basis. We are required to make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are used to determine service cost and interest cost to arrive at pension income or expense for the year. We are also required to make assumptions for the long-term health care cost trend rates for our post-retirement health care benefit plan. The estimated cost and benefits of the noncontributory defined benefit pension plans and the postretirement health care plan are determined by an independent actuary using various actuarial assumptions, including, but not limited to, assumptions on demographic factors such as retirement, mortality and turnover. We have analyzed the rate of return on assets used and determined that this rate is reasonable based on the plans’ historical performance relative to the overall markets. The discount rate assumption is consistent with prior years and is based on changes in the prevailing market long-term interest rates at the measurement date. If any of our assumptions were to change, our benefit plan expenses would also change. An increase/decrease in the discount rate, assuming no other changes in the estimates, reduces/increases the amount of the accumulated benefit obligation and the related required expense. A detailed discussion of Argo-Tech’s pensions and post-retirement plans can be found in Note 11 to the audited consolidated financial statements included elsewhere in this report.

Purchase Accounting.  The Merger (See “Recent Developments”) was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. In the fourth quarter of fiscal 2006 the Company obtained third-party valuations of certain tangible and intangible assets. The allocation of VGAT’s investment to the Company’s assets and liabilities was finalized during the fourth quarter based on this valuation.

Results of Operations

The following table presents, for the periods indicated, selected items in our consolidated statements of operations as a percentage of net revenues:

	Fiscal Year Ended
		Predecessor	Predecessor
	October 28,	October 29,	October 30,
	2006	2005	2004

Net revenues	100%	100%	100%
Gross profit	21.8	41.2	41.7
Selling, general and administrative	14.7	16.7	16.6
Research and development	4.6	6.0	6.4
Amortization of intangible assets	5.8	1.6	1.8
Merger expense	—	11.5	—

(Loss) income from operations	(3.3)	5.4	16.9
Interest expense	10.2	12.0	12.1
Debt extinguishment expense	—	—	6.9
Loss before income taxes	(13.4)	(6.6)	(2.1)
Income tax benefit	(6.2)	(3.7)	(1.9)

Net loss	(7.3)	(2.9)	(0.2)

Fiscal 2006 Compared with Fiscal 2005

Net revenues for fiscal 2006 increased $18.3 million, or 8.6%, to $230.9 million from $212.6 million in fiscal 2005. This increase was due to an increase in aerospace revenues of $20.9 million partially offset by a $2.6 million decrease in industrial revenues. The increase in aerospace revenues was attributable to an increase of $18.8 million of commercial aerospace revenues and an increase of $2.1 million in military revenues. Commercial OEM revenues increased $10.2 million, or 37.5%, to $37.4 million and commercial aftermarket revenues increased $8.6 million, or 11.5%, to $83.9 million in fiscal 2006. Commercial OEM revenues increased primarily due to increased engine build rates resulting in increased pump requirements from our customers. Commercial aftermarket revenues increased primarily due to an increase in MRO services along with a slight increase in demand for spare parts. Military revenues increased primarily due to an increase in engine and airframe development program revenue and OEM and aftermarket main engine revenue, partially offset by a reduction in revenues related to airframe OEM and aftermarket revenue. Industrial revenues decreased $2.6 million, primarily attributable to a decrease in ground fueling and business park revenues, partially offset by an increase in cryogenic pump revenues.

Aerospace gross profit for fiscal 2006 decreased $23.3 million, or 33.2%, to $46.9 million from $70.2 million for fiscal 2005. Gross margin decreased to 26.9% for fiscal 2006 from 45.3% for fiscal 2005. The decrease in gross profit and gross margin is primarily attributable to the amortization related to the step-up of inventory to fair market value. Excluding the $32.3 million amortization related to the step-up of inventory to fair market value, the aerospace gross margin for fiscal 2006 would have been 45.2%. Gross profit was also impacted by the sales of higher margin commercial aerospace aftermarket products and a reduction of non-cash compensation expense associated with the ESOP benefit plan that was terminated in connection with the Merger, partially offset by an increase in compensation expense related to the company match for the 401(k) benefit plan. Industrial gross profit for fiscal 2006 decreased $8.6 million, or 48.3%, to $9.2 million from $17.8 million for fiscal 2005. Gross margin decreased to 16.8% for fiscal 2006 from 30.9% for fiscal 2005. The decrease in gross profit and gross margin was primarily attributable to the amortization related to the step-up of inventory to fair market value. Excluding the $8.0 million amortization related to the step-up of inventory to fair market value, the industrial gross margin for fiscal 2006 would have been 31.2%. Gross profit was also negatively impacted by an increase in utility costs associated with the operation of our business park and higher manufacturing costs in our ground fueling and cryogenic businesses, partially offset by an increase in sales of higher margin cryogenic pump products.

Selling, general and administrative expenses for fiscal 2006 decreased slightly by $1.6 million, or 4.5%, to 33.9 million from $35.5 million for fiscal 2005. The reduction in selling, general and administrative expenses is primarily as a result of the non-recurrence of non-cash compensation expenses associated with a stock appreciation rights plan, the ESOP benefit plan and an early retirement program for hourly employees, partially offset by an increase in overall compensation expense, including compensation expense related to the company match for the 401(k) benefit plan, marketing costs and an increase in consulting expenses.

Research and development expenses for fiscal 2006 decreased $2.2 million, or 17.1%, to $10.6 million from $12.8 million for fiscal 2005. The decrease in research and development expenses is due to an increase in customer paid development expenses. Research and development expenses as a percentage of net revenues decreased from 6.0% for fiscal 2005 to 4.6% for fiscal 2006 primarily due to the increase in net revenues discussed above.

Amortization of intangible assets for 2006 of $13.4 million increased $10.0 million compared to $3.4 million for fiscal 2005. The increase is the result of purchase accounting adjustments resulting from the Merger in fiscal 2005 of $327.8 million. Amortization of intangible assets as a percentage of net revenues increased from 1.6% for fiscal 2005 to 5.8% for fiscal 2006 due to the purchase accounting adjustment discussed above.

Income from operations for fiscal 2006 decreased $19.0 million to a loss of $7.5 million from income of $11.5 million for fiscal 2005. As a percentage of revenues, the loss from operations for fiscal 2006 decreased to 3.2% from income of 5.4% for fiscal 2005. The decrease in income is primarily attributable to the amortization related to the step-up of inventory to fair market value, an increase in utility costs associated with the operation of our business park and an increase in the non-cash amortization of additional intangible assets, partially offset by a net favorable change in compensation expense associated with our benefit plans and a decrease in research and development expenses.

Interest expense for fiscal 2006 decreased $1.9 million, or 7.6%, to $23.7 million from $25.6 million for fiscal 2005 primarily due to the non-cash purchase accounting amortization of the fair-value adjustment to the $250.0 million of 9 1/4% senior notes issued in 2004 as a result of the Merger and a reduction in the amortization of loan commitment fees, partially offset by an increase in the principal amount and interest rates on our term loans and interest on our revolver borrowing during the period.

The income tax benefit was $14.3 million for fiscal 2006 as compared to a benefit of $7.8 million for fiscal 2005. The increase in the income tax benefit is primarily due to an increase in pre-tax loss primarily due to purchase accounting expenses related to the Merger.

Argo-Tech incurred a net loss of $16.8 million for fiscal 2006 compared to a loss of $6.2 million for fiscal 2005 primarily as a result of the factors referred to above.

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

Export Sales

Substantially all of our export sales are denominated in U.S. dollars. Export sales for fiscal years 2006, 2005, and 2004 were $104.7 million, $95.4 million and $80.2 million, respectively. Sales to Europe for fiscal years 2006, 2005, and 2004 were $45.2 million, $42.2 million and $32.8 million, respectively. Sales to the Pacific Rim for fiscal years 2006, 2005, and 2004 were $34.8 million, $35.5 million, and $26.0 million, respectively. Export sales to all other regions, individually less than 10%, were $24.7 million, $17.7 million, and $21.4 million for fiscal years 2006, 2005, and 2004, respectively.

Liquidity and Capital Resources

We are a holding company that receives all of its operating income from its subsidiaries. As a result, our primary source of liquidity for conducting business activities and servicing our indebtedness has been cash flows from our subsidiaries’ operating activities.

The Company has a $17.2 million Term Loan Facility and has available a $40.0 million Revolving Credit Facility (“Credit Facility”). The unused balance of the Credit Facility ($29.2 million at October 28, 2006 after reduction of $10.8 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility and Term Loan mature on June 23, 2009. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Holdings). The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. In addition, the Company has the right to request (but no lender is committed to provide) additional term loans and revolving commitments under such facilities, subject to the satisfaction of customary conditions, including being in compliance with the financial covenants in the credit agreement after giving effect, on a pro forma basis, to any such incremental borrowing. The Credit Facility contains no restrictions on the ability of the Company’s subsidiaries to make distributions to the Company. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 28, 2006. Interest was calculated, at the Company’s choice, using an alternate base rate (“ABR”) or the London Interbank Offered Rate (“LIBOR”), plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The interest rate for fiscal year 2006 was 1.00% plus ABR or 2.50% plus LIBOR.

At October 28, 2006, the Company had outstanding $250.0 million 9 1/4% Senior Notes due 2011. Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Senior Notes will mature on June 1, 2011. In connection with the Merger, the 9 1/4% Senior Notes were written up $10.0 million, to $260.0 million, their fair market value. The Senior Notes are unsecured and rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt. The Senior Notes will be effectively subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are subject to certain limitations and restrictions which the Company has not exceeded at October 28, 2006.

Long-term debt at October 29, 2005 consisted of $19.1 million principal amount of term loans and $250.0 million principal amount of senior notes. At October 29, 2005, there were no outstanding borrowings on the revolving credit facility, and we had available, after $8.4 million in letters of credit, $31.6 million under our revolving credit facility.

The following table presents, for the periods indicated, certain information for the cash flows of the Company (in thousands):

		Predecessor
	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Cash Flows Provided By (Used In)
Operating Activities	$19,264	$193	$33,230
Investing Activities	(4,567)	(4,376)	(3,056)
Financing Activities	(5,006)	2,215	(28,374)

Increase (decrease) in cash and cash equivalents	$9,691	$(1,968)	$1,800

Cash Flows from Operating Activities.  For fiscal 2006, $19.3 million of cash was provided by operating activities compared with $0.2 million in fiscal 2005. The increase is the result of non-recurring cash outlays related to the merger in fiscal 2005. Cash provided by operating activities for fiscal 2005 decreased $33.0 million to $0.2 million. The decrease is primarily a result of cash outlays made in connection with the one-time expenses related to the Merger together with increases in working capital to support higher aerospace revenues and new cryogenic pump orders partially offset by an increase in accrued liabilities due to higher tax withholding related to the compensation expense for the Merger and higher accrued interest.

Cash Used In Investing Activities.  Net cash used in investing activities was $4.6 million, $4.4 million and $3.1 million for fiscal years 2006, 2005 and 2004, respectively, for expenditures for the purchase of property, plant and equipment. These expenditures reflect a normal amount of capital investments necessary to maintain our efficiency and manufacturing capabilities.

Cash Flows from Financing Activities.  Cash used for financing activities for fiscal 2006 was $5.0 million compared with cash provided in fiscal 2005 of $2.2 million. The cash used for financing activities in fiscal 2006 resulted primarily from $4.2 million in cash dividends to Holdings of which $1.2 million was used to fund development of Argo Tracker and a $0.8 million repayment of long-term debt. Cash provided by financing activities for fiscal 2005 was $2.2 million compared to cash used in financing activities of $28.4 million in fiscal 2004. The cash generated from financing activities in fiscal 2005 primarily resulted from $5.0 million of additional borrowing on our term loan and $6.4 million in a contribution from Holdings to pay expenses related to the Merger offset by $1.4 million of financing fees related to the Merger, $3.9 million of stock repurchased from former ESOP participants, a $3.1 million dividend to Holdings to fund the development of Argo Tracker and $0.7 million to repay long-term debt. Cash used in financing activities for fiscal 2004 was $28.4 million, primarily as a result of the issuance of $250.0 million of senior notes, offset by our Refinancing transactions. These transactions included (i) the purchase of $195 million of our 8 5/8% senior subordinated notes, (ii) a dividend to Holdings for the redemption of all of Holdings’ outstanding Series A Cumulative Exchangeable Redeemable Preferred Stock, (iii) scheduled repayments and the restatement of our credit facility and (iv) payment of transaction fees and expenses.

Capital Expenditures.  Our capital expenditures for fiscal years 2006, 2005 and 2004 totaled $4.6 million, $4.4 million and $3.1 million, respectively, which were related in each year to maintaining existing facilities and equipment and systems to support current operating activities. We expect to incur capital expenditures of approximately $6.9 million in fiscal year 2007 relating to the continued maintenance of facilities, equipment and systems to support current operating activities. Capital expenditures are financed with cash generated from operations. We currently have no material commitments for capital expenditures.

We do not enter into derivative contracts for trading or speculative purposes. We have no derivative financial instruments.

Contractual Cash Obligations.  The following is a summary of contractual and other long-term cash obligations as of October 28, 2006:

	Payment Due By Period
						2012 and
	2007	2008	2009	2010	2011	Thereafter	Total
	(Dollars in millions)

Term Loans	$0.8	$3.6	$13.9	$—	$—	$—	$18.3
9 1/4% Senior Notes	—	—	—	—	250.0	—	250.0
Operating leases	0.7	0.7	0.4	—	—	—	1.8
Other long-term obligations*	26.4	26.5	25.9	25.2	25.6	14.5	144.1

Total contractual and other long-term cash obligations	$27.9	$30.8	$40.2	$25.2	$275.6	$14.5	$414.2

*	Represents interest payments on the Term Loans (at an assumed average interest rate of 6.5%) and the 9 1/4% Senior Notes, estimated funding for retirement and other post-employment benefits and other long-term commitments.

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

New Accounting Standards

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt this statement for the fiscal year 2007 using the modified prospective method. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this statement for fiscal 2008. Management has not yet determined the impact of the adoption of FIN 48 on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the statement is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt this statement for fiscal year 2009. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized in the statement of financial position and changes in the funded status be reflected in comprehensive income. The new standard also requires the benefit obligations be measured as of the same date of the consolidated financial statements and requires additional disclosures related to the effects of delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations on net periodic benefit cost. SFAS 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. The Company will adopt this statement in the fourth quarter of fiscal 2007 and is currently assessing the impact that this standard will have on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt this statement for fiscal 2007. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements

Effective November 2005, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on its consolidated financial position or results of operations.

In October 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirements — an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The provisions of this interpretation were effective for the Company’s fiscal year ended October 28, 2006 and did not have a material impact on its consolidated financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of operations, Argo-Tech’s major market risk exposure is to changing interest rates. Argo-Tech’s exposure to changes in interest rates relates primarily to its long term debt obligations. At October 28, 2006, Argo-Tech had fixed rate debt of $250.0 million at 9 1/4% and variable rate debt under our credit facility of $17.2 million, calculated at Argo-Tech’s choice using an ABR or LIBOR, plus a supplemental percentage determined by the ratio of debt to EBITDA. The variable rate is not to exceed ABR plus 1.25% or LIBOR plus 2.75%. Argo-Tech does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, results of operations or cash flows.

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

(b) Change in Internal Controls.

There were no changes in Argo-Tech’s internal control over financial reporting during the fiscal quarter ended October 28, 2006 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

(c) Sarbanes-Oxley Act — Section 404 Compliance.

Section 404 of the Sarbanes-Oxley Act requires management of any company that is required to file periodic reports under Section 13(a) or 15(d) of the Securities Exchange Act to report on, and its independent auditors to attest to, such company’s internal control over financial reporting. Although Argo-Tech is a voluntary filer of periodic reports, to comply with covenants under the indenture governing its 9 1/4% senior notes, Argo-Tech anticipates complying with these reporting and attestation requirements beginning with the fiscal year ending October 24, 2008 (which is the first period for which it would be required to comply with such provisions if it was required to file such periodic reports) and is actively continuing its ongoing internal process of documenting, testing and evaluating the effectiveness of its internal control over financial reporting utilizing outside assistance.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The following table sets forth certain information concerning our directors and executive officers. Directors serve until their successors are elected at each annual meeting. Officers hold office until their successors are elected and qualified.

Name	Age	Position

Michael S. Lipscomb	60	Chairman, President, Chief Executive Officer and Director
Paul R. Keen	57	Executive Vice President, General Counsel and Secretary
John S. Glover	58	Vice President and Chief Financial Officer
John Daileader	42	Director
Reginald L. Jones, III	47	Director
Jeffrey W. Long	50	Director
Kathleen Moran	40	Director
Daniel S. O’Connell	52	Director

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

John S. Glover was promoted to Vice President and Chief Financial Officer in December 2005. Mr. Glover was Vice President Finance and Information Systems with Argo-Tech Corporation (Costa Mesa), a wholly owned subsidiary of Argo-Tech, since November 2000. He was also Acting General Manager of the Carter Cryogenic Products Division of Argo-Tech Corporation (Costa Mesa) from June 2004 to June 2005.

John Daileader has served as a Director of Argo Tech and Holdings since December 20, 2005. Mr. Daileader was named a Managing Director of Greenbriar Equity Group LLC, a private equity group, in December 2004. From February 2002 through December 2004, he was a Principal of Greenbriar. From 1998 through June 2001, he was a Principal with JPMorgan Partners. Mr. Daileader is also a director of Tinnerman Palnut Engineering Products, Inc. an engineered fastener manufacturer and GWP Holdings, Inc., a truck dealership group.

Reginald L. Jones, III has served as a Director of Argo Tech and Holdings since December 20, 2005. Mr. Jones is Managing Partner of Greenbriar Equity Group LLC, a position he has held since co-founding the firm in December 1999. He is also a Director of Active Aero Group, a full service air cargo and air charter company, and Electro-Motive Diesel, Inc., one of two U.S. original equipment manufacturers of diesel-electric locomotives.

Jeffrey W. Long has served as a Director of Argo Tech and Holdings since December 20, 2005. Mr. Long is Managing Director of Vestar Capital Partners, a private equity group, and joined Vestar Capital Partners in 2005. Prior to joining Vestar Capital Partners, Mr. Long served as a Consultant for McKinsey and Company for more than 12 years.

Kathleen Moran has served as a Director of Argo Tech and Holdings since December 20, 2005. Ms. Moran joined Greenbriar Equity Group LLC in 1999 as Chief Financial Officer, a position she still holds. In December 2004, she was appointed a Managing Director of Greenbriar.

Daniel S. O’Connell has served as a Director of Argo Tech and Holdings since December 20, 2005. Mr. O’Connell founded Vestar Capital Partners in April 1988 and has served as its Chief Executive Officer since that time. Prior to Vestar Capital Partners, Mr. O’Connell served as a Managing Director and Co-Head of the Management Buyout Group at The First Boston Corporation. Mr. O’Connell currently serves as a Director of Birds Eye Foods, Inc., Solo Cup Company St. John Knits International, Inc., The Mentor Network and Nybron Flooring International.

Board Committees

The board of directors of Holdings and Argo-Tech maintain an audit committee and a compensation committee. Neither the Board of Directors of Holdings nor Argo-Tech has determined whether any of its members qualify as an “audit committee financial expert” within the meaning of Item 401(h) (2) of Regulation S-K.

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

Board Compensation

Since 1999, Argo-Tech has not compensated its directors. Prior to the Merger in fiscal 2005, Holdings paid its directors a quarterly fee of $3,000 plus $4,000 and reasonable out-of-pocket expenses for each board meeting attended. Fees paid to Mr. Lipscomb and Mr. Keen for service on the board of Holdings for fiscal 2005 and fiscal 2004, are included in the “Annual Compensation” table below. No fees were paid during fiscal 2006 and neither Argo-Tech nor Holdings intends to pay directors’ fees for the foreseeable future.

Employment Agreements

At the time of the Merger, Mr. Lipscomb and Mr. Keen entered into employment agreements with Argo-Tech which provide for, among other things:

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

In 2005, Mr. Glover entered into a change in control agreement with Argo-Tech. Under that agreement, if, in connection with or within six months of a Change in Control (as defined in the agreement) of Argo-Tech, Mr. Glover is terminated other than for cause (as defined in the agreement), Disability (as defined in the agreement) or death or voluntarily terminates his employment for Good Reason (as defined in the agreement), he will be entitled to receive severance payments equal to (a) his then current base salary and annual bonus for the preceding fiscal year and (b) continuing health care coverage until the earlier of (i) one year following his departure and (ii) the date he becomes eligible for comparable coverage under health plans of any successor employer.

Incentive Compensation

Incentive Units

VGAT has three authorized classes of units of limited liability company interests, designated Class A Units, Class B Units and Class C Units. The Class B Units of VGAT (the “Class B Units”) and the Class C Units of VGAT (the “Class C Units” and, together with the Class B Units, the “Incentive Units” and, together with the Class A Units of VGAT and the Class B Units, the “Units”) are voting limited liability company interests and are available for issuance to employees, directors and service providers of and to Holdings and its subsidiaries for incentive purposes. In connection with the Merger, Mr. Lipscomb was granted 7,671 Class B Units of VGAT and 7,671 Class C Units of VGAT, and Mr. Keen was granted 1,705 Class B Units of VGAT and 1,705 Class C Units of VGAT and Mr. Glover was granted 1,704 Class B Units of VGAT and 1,704 Class C Units of VGAT.

The Incentive Units entitle the holders to distributions in excess of a floor amount, established based on the fair market value of the equity of Holdings (i) as of the closing of the Merger after giving effect to the Merger, for Incentive Units that are issued at the closing of the Merger, and (ii) as of the date of issuance, for Incentive Units that are issued after the Merger, in each case such that the Incentive Units will qualify as profits interests under the Code and the regulations promulgated thereunder.

Approximately 67% of each class of the authorized Incentive Units was issued to members of management as of the closing of the Merger in 2005. The remaining 33% is reserved for issuance to employees, directors and service providers of and to Holdings and its subsidiaries.

The Class B Units are subject to time-vesting requirements. Twenty percent of the Class B Units will vest effective as of the end of each fiscal year commencing at the end of fiscal 2006, so long as the holder of such Class B Units remains continuously employed by Holdings or any of its subsidiaries from the closing of the Merger until the end of each such fiscal year. Notwithstanding the foregoing, in the event that a holder’s employment with Holdings or any of its subsidiaries is terminated following October 31, 2006 other than by Holdings for cause or voluntarily by the holder, such holder’s Class B Units shall vest on a daily basis. Upon a sale of VGAT or AT Holdings, all Class B Units that have not previously vested or been forfeited will become fully vested. As of October 28, 2006, the Class B Units became 20% vested. The sale of Holdings to Eaton Corporation will result in all Class B Units becoming fully vested. The Class C Units are subject to performance-vesting requirements. For each fiscal year commencing with fiscal 2006, 20% of the Class C Units will be eligible to vest effective upon a sale of VGAT or AT Holdings, if the holder of such Class C Units remains continuously employed by Holdings or any of its subsidiaries from the closing of the Merger until the end of each such fiscal year (the “Time Criteria”). Upon a sale of VGAT or AT Holdings, all Class C Units for which the Time Criteria has been satisfied will vest if each of the Sponsors receives a cash-on-cash return on the aggregate capital invested in VGAT that is equal to the greater of (i) an annualized internal rate of return of at least 25% on its aggregate equity investment in VGAT and (ii) at least 2.5 times the amount of its aggregate equity investment in VGAT (the “Performance Criteria”).

Upon termination of employment with Holdings or any of its subsidiaries for any reason, all of a holder’s unvested Class B Units and Class C Units for which the Time Criteria has not been satisfied will be immediately forfeited. Any Class C Units held for which the Time Criteria has been satisfied will remain eligible for vesting upon a sale of VGAT or AT Holdings, if the Performance Criteria are satisfied. In addition, with respect to certain employees that have executed or will execute change of control agreements with VGAT, if such employee engages in a competitive activity during such employee’s employment with VGAT and its subsidiaries or at any time during the first year following termination of their employment, all Class B and Class C Units, whether vested or unvested, shall be immediately forfeited, and all other securities of VGAT or Holdings held by such person will be subject to repurchase within one year at cost. The sale of Holdings to Eaton Corporation, pursuant to the Acquisition Agreement, will result in all Class C Units becoming fully vested.

Benefit Plans

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

At retirement, based on benefits accrued as of June 30, 1994, the monthly retirement benefits payable to each of the applicable individuals named in the “Annual Compensation” table below are:

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

Salaried Savings Plan.  Our Employee Savings Plan for salaried employees (the “Salaried Savings Plan”) has been in place since May 1, 1987. Regular, permanent salaried employees who have completed at least three months of service are eligible to participate in the plan. All assets of the plan are held in trust with National City Institutional Trust and Investment Services serving as Trustee. Participants may elect to have “tax-deferred” (401(k) compensation reduction) contributions made to the plan of up to 40% of their eligible compensation. Participants may also elect to have after-tax contributions made to the Salaried Savings Plan of up to 20% of their eligible compensation. In addition, participants over the age of 50 are allowed to make catch-up contributions (up to $4,000 in 2005 and $5,000 in 2006).

Following completion of the Merger, we adopted an amendment to the Salaried Savings Plan under which we make cash contributions equal to 3% of a participants eligible compensation and will provide an additional contribution of 50% of each participants’ tax-deferred contributions not in excess of 8% of compensation. A participant’s benefit under the plan is the balance of the participant’s accounts attributable to tax-deferred contributions, after-tax contributions and the vested balance of the participant’s accounts attributable to employer matching contributions. Tax-deferred contributions and after-tax contributions are always 100% vested. Participants (including former employees) whose accounts attributable to employer matching contributions had not been forfeited prior to November 1, 1994, became, to the extent otherwise nonvested, 100% vested. Distributions from the plan are made in the form of lump-sum cash payments, installment payments or partial payments.

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

Historical director and executive compensation

The following table sets forth, for fiscal 2006, 2005 and 2004, certain information about the compensation paid to or accrued by Holdings for the Chief Executive Officer and each of Argo-Tech’s other executive officers during those years (the “Named Executives”):

				All Other
	Annual Compensation			Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	(1)(2)(3)

Michael S. Lipscomb(4)	2006	$543,816	$353,480	$14,456
Chairman, President and	2005	522,906	458,583	1,132,011	(5)
Chief Executive Officer	2004	484,170	346,181	38,426
Paul R. Keen(4)	2006	279,936	139,968	9,129
Executive Vice President,	2005	269,160	141,982	648,314	(6)
General Counsel and Secretary	2004	258,804	142,342	29,074
John S. Glover(7)	2006	193,336	90,002	37,178
Vice President and Chief Financial Officer

(1)	Other annual compensation did not exceed the lesser of $50,000 or 10% of salary plus bonus of any of the Named Executives in fiscal 2004, 2005 or 2006 except as noted in footnotes 5, 6 and 8.

(2)	The amounts listed consist of the value of life insurance provided by us for the benefit of the Named Executives in excess of the value of life insurance provided by us for the benefit of all other salaried employees. For Mr. Lipscomb, the amounts listed also include $26,000 for fiscal 2005 and $32,000 for fiscal 2004 paid as Holdings directors’ fees. For Mr. Keen, the amounts listed also include $25,000 for fiscal 2004 paid as Holdings directors’ fees. For Mr. Glover, the amounts listed also include relocation expense of $16,000.

(3)	The amounts listed do not reflect payments received as stockholders and/or derivative holders of Holdings on account of the Merger .

(4)	Upon the completion of the Merger, Mr. Lipscomb and Mr. Keen entered into new employment agreements with Argo-Tech, which replaced all existing employment agreements.

(5)	This amount includes $869,094 Mr. Lipscomb received under his 1986 employment agreement and $217,274 he received under his stay pay and severance agreement because the Merger constituted a change in control under those agreements.

(6)	This amount includes $538,320 Mr. Keen received under his 1989 employment agreement and $102,876 he received under his stay pay and severance agreement because the Merger constituted a change in control under those agreements.

(7)	Mr. Glover was elected Vice President and Chief Financial Officer in December 2005.

Nonqualified Deferred Compensation Agreement.  Argo-Tech also entered into nonqualified deferred compensation agreements with Mr. Lipscomb, Mr. Glover and Mr. Keen that also provide for the payment of severance benefits upon the termination of employment with Argo-Tech for any reason. The amount of such severance benefit is equal to Argo-Tech’s policy interest (as defined in the collateral assignment split dollar insurance agreement between Argo-Tech and the executive) in the life insurance policies owned by the executives for which Argo-Tech pays the premiums. In general, the policy interest represents the amount of insurance premiums paid by Argo-Tech on behalf of the executives. The severance benefit is payable within 30 days following the executive’s termination of employment.

Compensation Committee Interlocks and Insider Participation

Mr. Lipscomb was a member of the Board of Directors and executive officer of Argo-Tech during Argo-Tech’s fiscal year ended October 28, 2006.

None of Argo-Tech’s executive officers serves as a director or member of the compensation committee of another entity, one of whose executive officers serves as a member of the Board of Directors of Argo-Tech.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Argo-Tech is a wholly-owned subsidiary of Holdings, which owns the only outstanding share of Argo-Tech’s common stock, par value $.01 per share. VGAT beneficially owns all of the outstanding common stock of Holdings. The following table sets forth the ownership of VGAT’s Class A Units, Class B Units and Class C Units, on a combined basis, as of January 25, 2007 by:

•	each person known to Argo-Tech to be the beneficial owner of more than 5% of VGAT’s units;

•	each director of Argo-Tech;

•	each of the Named Executives; and

•	all of the Argo-Tech directors and executive officers as a group.

On January 25, 2007, there were 594,466 Class A Units of VGAT, 18,580 Class B Units of VGAT and 18,580 Class C Units of VGAT outstanding. As of January 25, 2007, the Class B Units and Class C Units were entitled to vote on any matters presented to unitholders of VGAT based upon the 20 percent of vested units.

			Immediately
			Exercisable
			Options to
		Number of	Purchase		Percent of
Name of Beneficial Owner	Class	Units	Units(1)	Total	Total

Greenbriar Equity Group LLC	Class A	269,743	—	269,743	45.4%
555 Theodore Fremd Avenue Rye, NY 10580
Vestar Capital Partners IV, L.P.	Class A	269,743	—	269,743	45.4%
245 Park Avenue 41st Floor New York, NY 10167
Michael S. Lipscomb†	Class A	37,221	—	37,221	6.3%
	Class B	1,534		1,534	22.5%
Paul R. Keen	Class A	4,039	5,000	9,039	1.5%
	Class B	341		341	5.0%
John S. Glover	Class A	—	2,600	2,600	*
	Class B	341		341	5.0%
John Daileader(2)†	Class A	269,743	—	269,743	45.4%
Reginald L. Jones, III(3)†	Class A	269,743	—	269,743	45.4%
Jeffrey W. Long(4)†	Class A	269,743	—	269,743	45.4%
Kathleen Moran(5)†	Class A	269,743	—	269,743	45.4%
Daniel S. O’Connell(6)†	Class A	269,743	—	269,743	45.4%
Directors and Executive	Class A	580,746	7,600	588,346	97.7%
Officers as a Group	Class B	2,216		2,216	32.5%

*	Less than 1%

†	Director of Argo-Tech

(1)	Includes options to purchase VGAT Class A Units exercisable within 60 days of January 26, 2007.

(2)	Mr. Daileader may be deemed to beneficially own the units beneficially owned by Greenbriar and its affiliated entities because of his relationship with Greenbriar and its affiliated entities and because Mr. Daileader was appointed to Argo-Tech’s Board of Directors at the request of Greenbriar. Mr. Daileader disclaims any beneficial ownership of the units owned by Greenbriar and its affiliates.

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

None

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

Professional Services Agreements

Upon the completion of the Merger, Holdings entered into separate professional services agreements with affiliates of each of the Sponsors. Pursuant to these agreements, each of the Sponsors will assist in strategic financial planning and certain advisory and consulting services, and will each receive an annual fee of approximately $375,000. It is anticipated that Argo-Tech will pay its share of the cost of these services. In addition, the Sponsors’ will be paid transaction fees, in reasonable and customary amounts, for investment banking services rendered in transactions that Holdings or its subsidiaries may enter into from time to time. Upon the consummation of the Transactions, each of the Sponsors was paid a onetime transaction fee of approximately $2.7 million in connection with the Sponsors’ arranging equity and debt financing for the Merger and related transactions, as well as paid the Sponsors’ out-of-pocket expenses. These agreements will terminate upon the consummation of an initial public offering by Holdings or one of its subsidiaries or upon such time the Sponsor that is party to the agreement holds less than 30% of the securities of VGAT that it held immediately after the completion of the Merger.

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

Item 14.	Principal Accountant Fees and Services.

Audit Fees

During the fiscal years ended October 28, 2006 and October 29, 2005 Deloitte & Touche LLP billed the Company approximately $343,000 and $255,000, respectively, in fees for professional services rendered in connection with the audits of the Company’s annual consolidated financial statements and reviews of the consolidated financial statements included in its quarterly reports.

Audit-Related Fees

Audit-related fees billed to the Company by Deloitte & Touche LLP for the fiscal years ended October 28, 2006 and October 29, 2005 were approximately $277,000 and $232,000, respectively, for assurance and related service provided to management in connection with the audit of Argo-Tech’s employee benefit plans, reviews of documents filed with the SEC and assistance and consultation provided in relation to the Merger.

Tax Fees

Tax fees billed to the Company by Deloitte & Touche LLP for the fiscal years ended October 28, 2006 and October 29, 2005 were approximately $170,000 and $173,000, respectively, for assistance and consultation provided to the Company in connection with tax compliance matters, tax planning matters and consultation provided in relation to the Merger.

All Other Fees

Deloitte & Touche LLP billed the Company an aggregate of approximately $40,000 and $21,000 during the fiscal years ended October 28, 2006 and October 29, 2005, respectively, in fees for professional services, including CFO concepts training, and in connection with a research project related to unclaimed funds.

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

(a)(1) Financial Statements

The following consolidated financial statements of the Company are included in a separate section of this report following the signature page:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of October 28, 2006 and October 29, 2005

Consolidated Statements of Operations for the Fiscal Years ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor)

Consolidated Statements of Shareholder’s Equity/(Deficiency) for the Fiscal Years ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor)

Consolidated Statements of Cash Flows for the Fiscal Years ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor)

Notes to Consolidated Financial Statements for the Fiscal Years ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor)

(a)(2) Financial Statement Schedules

The following financial statement schedule is included in a separate section of this report following the signature page:

Valuation and Qualifying Accounts for the Fiscal Years ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor)

(a)(3) Exhibits

Exhibit
Number	Description of Exhibit (and document from which incorporated by reference, if applicable)

2.1	Agreement and Plan of Merger, dated September 13, 2005, by and among AT Holdings Corporation, Argo-Tech, GreatBanc Trust Company, as Trustee for the Argo-Tech Corporation Employee Stock Ownership Plan, V.G.A.T. Investors, LLC and Vaughn Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 26, 2005, by and among AT Holdings Corporation, Argo-Tech, Great Banc Trust Company, as Trustee for the Argo-Tech Corporation Employee Stock Ownership Plan, V.G.A.T. Investors, LLC and Vaughn Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.2 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
3.1	Restated Certificate of Incorporation of Argo-Tech, dated April 16, 1999 (incorporated herein by reference to Exhibit 3.1 of Argo-Tech’s registration statement on form S-4/ A filed April 23, 1999, SEC File No. 333-73179)
3.2	Restated By-Laws of Argo-Tech dated April 16, 1999 (incorporated herein by reference to Exhibit 3.2 of Argo-Tech’s registration statement on Form S-4/A filed April 23, 1999, SEC File No. 333-73179)
4.1	Indenture dated June 23, 2004, between Argo-Tech, the Subsidiary Guarantors signatory thereto and BNY Midwest Trust Company, as Trustee, relating to the 9 1/4% Senior Notes due 2010 (the form of which is included in such Indenture) (incorporated herein by reference to Exhibit 4.1 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

4.2		First Supplemental Indenture, dated October 25, 2005, to the Indenture, dated June 23, 2004, between Argo-Tech, the Subsidiary Guarantors signatory thereto and BNY Midwest Trust Company, as Trustee, relating to the 9 1/4% Senior Notes due 2010 (incorporated herein by reference to Exhibit 4.2 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.1†	Form of Stay Pay and Severance Agreement dated June 6, 1996, between Argo-Tech and certain Executive Officers of Argo-Tech (Michael S. Lipscomb, Frances S. St. Clair, and Paul R. Keen) (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223) (superceded by Exhibits 10.6, 10.52 and 10.7, respectively)
10	.2†	Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223) (superceded by Exhibit 10.6)
10	.3†	Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223 (superceded by Exhibit 10.7)
10	.4†	Amendment, dated May 1, 2005, to Employment Agreement, dated October 15, 1986, between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223) (superceded by Exhibit 10.6)
10	.5†	Amendment, dated May 1, 2005, to Employment Agreement dated February 13, 1989 between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223) (superceded by Exhibit 10.7)
10	.6†	Employment Agreement, dated October 28, 2005, between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.7†	Employment Agreement, dated October 28, 2005, between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.7 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.8†	Argo-Tech Corporation Trust Agreement dated October 28, 1994 between Argo-Tech and Society National Bank, as Trustee, relating to the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.4 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.9†	Rabbi Trust Amendment, dated October 25, 2005, to the Argo-Tech Corporation Trust Agreement dated October 28, 1994 between Argo-Tech and National City Bank, N.A. (as successor to Society National Bank), as Trustee, relating to the Employment Agreement dated October 15, 1986 between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.9 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.10†	Argo-Tech Corporation Salaried Pension Plan, dated November 1, 1995 (incorporated herein by reference to Exhibit 10.5 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.11†	First Amendment to Argo-Tech Corporation Salaried Pension Plan (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.12†	Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.7 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.13†	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated October 26, 1994 (incorporated herein by reference to Exhibit 10.8 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10	.14†	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated May 9, 1996 (incorporated herein by reference to Exhibit 10.9 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.15†	Third Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated July 18, 1997 (incorporated herein by reference to Exhibit 10.10 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.16†	Fourth Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated as of September 15, 2005 (incorporated herein by reference to Exhibit 10.16 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.17†	Fifth Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan and Trust Agreement, dated as of October 25, 2005 (incorporated herein by reference to Exhibit 10.17 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.18†	Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan, dated May 17, 1994 (incorporated herein by reference to Exhibit 10.11 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.19†	First Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on Form S-4 filed March 2, 1999, SEC File No. 333-73179)
10	.20†	Second Amendment to the Argo-Tech Corporation Employee Stock Ownership Plan Excess Benefit Plan (incorporated herein by reference to Exhibit 10.20 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.21†	AT Holdings Corporation Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.12 of Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10	.22†	AT Holdings Corporation 1998 Supplemental Stockholders’ Agreement, dated December 17, 1998 (incorporated herein by reference to Exhibit 10.13 of Argo-Tech’s Annual Report on Form 10-K for the year ended October 30, 1999, SEC File No. 333-38223)
10	.23†	Form of Management Incentive Compensation Plan for key employees of Argo-Tech (incorporated herein by reference to Exhibit 10.19 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.24†	1991 Management Incentive Stock Option Plan, as amended, dated May 16, 1994 (incorporated herein by reference to Exhibit 10.20 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.25†	Amendment to the 1991 Management Incentive Stock Option Plan, as amended, dated June 12, 2001 (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2001, SEC File No. 333-38223)
10	.26†	Form of Stock Option Agreement in connection with the Management Incentive Stock Option Plan, as amended, between Argo-Tech and each member of Argo-Tech’s Executive Staff (incorporated herein by reference to Exhibit 10.21 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10	.27†	1991 Performance Stock Option Plan, as amended, dated May 16, 1997 (incorporated herein by reference to Exhibit 10.22 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.28		Third Amended and Restated Credit Facility, dated June 23, 2004, by and among Argo-Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 31, 2004, SEC File No. 333-38223) (superceded by Exhibit 10.30)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10.29		First Amendment, dated as of January 19, 2005, to Third Amended and Restated Credit Agreement, dated as of June 23, 2004, by and among Argo-Tech Corporation, AT Holdings Corporation, National City Bank, as administrative agent and an issuing bank, JPMorgan Chase Bank, as an issuing bank with respect to existing letters of credit issued thereunder and the other lenders signatory thereto. (incorporated herein by reference to Exhibit 10.1 of Argo-Tech’s current report on Form 8-K filed January 21, 2005, SEC File No. 333-38223) (superceded by Exhibit 10.30)
10.30		Fourth Amended and Restated Credit Agreement, dated September 13, 2005, by and among Argo-Tech Corporation, the Guarantors party thereto, the Lenders party thereto and National City Bank, as administrative agent (incorporated herein by reference to Exhibit 10.30 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10.31		Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Yamada Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.25 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.32		Japan Distributorship Agreement, dated December 24, 1990, between Argo-Tech, Aerotech World Trade Corporation, Yamada Corporation, Yamada International Corporation and Vestar Capital Partners, Inc. (incorporated herein by reference to Exhibit 10.26 of Argo-Tech’s Registration Statement on Form S-1, filed October 17, 1997, SEC File No. 333-38223)
10.33		Stock Purchase Agreement, dated August 1, 1997, between Argo-Tech, J.C. Carter Company, Inc., Robert L. Veloz, Individually and as Trustee, Marlene J. Veloz, Individually and as Trustee, Edith T. Derbyshire, Individually and as Trustee, Harry S. Derbyshire, Individually and as Trustee, Michael Veloz, Katherine Canfield and Maureen Partch, as Trustee (incorporated herein by reference to Exhibit 10.27 of Argo-Tech’s Registration Statement on Form S-1/A, filed November 26, 1997, SEC File No. 333-38223)
10.34		Prism Prototype Retirement Plan & Trust & 401(k) Profit Sharing Plan Adoption Agreement, dated November 1, 1994 (incorporated herein by reference to Exhibit 10.28 of Argo-Tech’s Registration Statement on Form S-1/A, filed November 26, 1997, SEC File No. 333-38223)
10.35		Prism Prototype Retirement Plan and Trust (incorporated herein by reference to Exhibit 10.29 of Argo-Tech’s Registration Statement on Form S-1/A, filed November 26, 1997, SEC File No. 333-38223)
10.36		Agreement of Purchase and Sale between Agnem Holdings, Inc. and TRW Inc. dated as of August 5, 1986 (incorporated herein by reference to Exhibit 10.30 of Argo-Tech’s Registration Statement on Form S-1/A, filed November 26, 1997, SEC File No. 333-38223)
10	.37†	AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.32 of Argo-Tech’s registration statement on Form S-4 filed March 2, 1999, SEC File No. 333-73179)
10	.38†	Amendment to the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan dated June 12, 2001 (incorporated herein by reference to Exhibit 10.2 of Argo-Tech’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2001, SEC File No. 333-38223)
10	.39†	Form of Stock Option Agreement in connection with the AT Holdings Corporation/Argo-Tech Corporation 1998 Equity Replacement Stock Option Plan (incorporated herein by reference to Exhibit 10.33 of Argo-Tech’s registration statement on Form S-4 filed March 2, 1999, SEC File No. 333-73179)
10	.40†	Amendment, dated November 22, 2002, to Argo-Tech Corporation Trust Agreement, dated October 28, 1994 (incorporated herein by reference to Exhibit 10.36 of Argo-Tech’s annual report on Form 10-K for the year ended October 26, 2002, SEC File No. 333-38223)
10.41		Distribution Agreement, dated April 1, 2003, between Argo-Tech Corporation and Yamada Corporation (incorporated herein by reference to Exhibit 10.34 of Argo-Tech’s registration statement on Form S-4 filed September 23, 2004, SEC File No. 333-119227)
10.42		Form of Professional Services Agreement, dated October 28, 2005, between AT Holdings Corporation and Vestar Capital Partners/Greenbriar Equity Group LLC (incorporated herein by reference to Exhibit 10.42 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)

Exhibit
Number		Description of Exhibit (and document from which incorporated by reference, if applicable)

10	.43†	Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Michael S. Lipscomb (incorporated herein by reference to Exhibit 10.3 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10	.44†	Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Paul R. Keen (incorporated herein by reference to Exhibit 10.4 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10	.45†	Collateral Assignment Split Dollar Insurance Agreement, dated January 1, 1996, between Argo-Tech and Frances S. St. Clair (incorporated herein by reference to Exhibit 10.5 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10.46		Nonqualified Deferred Compensation Agreement, dated December 28, 1995, between Argo-Tech and Frances S. St. Clair (incorporated herein by reference to Exhibit 10.6 of Argo-Tech’s quarterly report on Form 10-Q for the quarter ended July 30, 2005, SEC File No. 333-38223)
10	.47†	Form of Incentive Unit Grant Agreement, dated October 28, 2005 (incorporated herein by reference to Exhibit 10.47 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.48†	Form of Amendment of Rollover Options and Waiver of Merger Consideration (incorporated herein by reference to Exhibit 10.48 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.49†	Change in Control Agreement, dated October 28, 2005, between Argo-Tech and John S. Glover (incorporated herein by reference to Exhibit 10.49 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
10	.50†	Non-Solicitation and Confidentiality Agreement, dated as of October 28, 2005, between AT Holdings Corporation and Frances S. St. Clair (incorporated herein by reference to Exhibit 10.50 of Argo-Tech’s annual report on Form 10-K for the fiscal year ended October 29, 2005, SEC File No. 333-38223)
12	.1*	Statement Regarding Computation of Ratios
21.1		List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 of Argo-Tech’s registration statement on Form S-4 filed September 23, 2004, SEC File No. 333-119227)
31	.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification by Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Denotes management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Argo-Tech Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the   day of January 2007.

ARGO-TECH CORPORATION

By:	/s/ Paul R. Keen
Name: Paul R. Keen

Title:	Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been duly signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

/s/ Michael S. Lipscomb Michael S. Lipscomb	Director, Chairman, President and Chief Executive Officer (Principal Executive Officer)	January 26, 2007

/s/ John S. Glover John S. Glover	Vice President and Chief Financial Officer (Principal Financial Officer)	January 26, 2007

/s/ Rita A. Koroluk Rita A. Koroluk	Corporate Controller (Principal Accounting Officer)	January 26, 2007

/s/ John Daileader John Daileader	Director	January 26, 2007

/s/ Reginald L. Jones, III Reginald L. Jones, III	Director	January 26, 2007

/s/ Jeffrey W. Long Jeffrey W. Long	Director	January 26, 2007

/s/ Kathleen Moran Kathleen Moran	Director	January 26, 2007

/s/ Daniel S. O’Connell Daniel S. O’Connell	Director	January 26, 2007

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
FISCAL YEAR ENDED OCTOBER 28, 2006
ITEM 8 AND ITEM 15(a)(1)
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page

FINANCIAL STATEMENTS:
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2
CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 28, 2006 AND OCTOBER 29, 2005	F-3
CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 28, 2006, OCTOBER 29, 2005 (PREDECESSOR), AND OCTOBER 30, 2004 (PREDECESSOR)	F-4
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY) FOR THE FISCAL Years Ended OCTOBER 28, 2006, OCTOBER 29, 2005 (PREDECESSOR), AND OCTOBER 30, 2004 (PREDECESSOR)	F-5
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE FISCAL YEARS ENDED OCTOBER 28, 2006, OCTOBER 29, 2005 (PREDECESSOR), AND OCTOBER 30, 2004 (PREDECESSOR)	F-6
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE FISCAL YEARS ENDED OCTOBER 28, 2006, OCTOBER 29, 2005 (PREDECESSOR), AND OCTOBER 30, 2004 (PREDECESSOR)	F-7 — F-28
SUPPLEMENTARY DATA:
VALUATION AND QUALIFYING ACCOUNTS FOR THE FISCAL YEARS ENDED OCTOBER 28, 2006, OCTOBER 29, 2005 (PREDECESSOR), AND OCTOBER 30, 2004 (PREDECESSOR)	F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
of Argo-Tech Corporation and subsidiaries
(a wholly-owned subsidiary of AT Holdings Corporation)

We have audited the accompanying consolidated balance sheets of Argo-Tech Corporation and subsidiaries (the “Company”) (a wholly-owned subsidiary of AT Holdings Corporation) as of October 28, 2006 and October 29, 2005, and the related consolidated statements of operations, shareholder’s equity/(deficiency), and cash flows for the periods ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor). Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Argo-Tech Corporation and subsidiaries as of October 28, 2006 and October 29, 2005, and the results of their operations and their cash flows for the periods ended October 28, 2006, October 29, 2005 (Predecessor) and October 30, 2004 (Predecessor) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Cleveland, Ohio
January 26, 2007

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED BALANCE SHEETS
October 28, 2006 and October 29, 2005

	2006	2005
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,580	$13,889
Receivables, net	44,504	40,319
Income tax receivable	—	3,630
Inventories, net	36,612	70,965
Prepaid expenses	1,653	1,688
Deferred income taxes	5,769	—

Total current assets	112,118	130,491

PROPERTY AND EQUIPMENT, net of accumulated depreciation	42,664	41,970
GOODWILL	110,178	200,152
INTANGIBLE ASSETS, net of accumulated amortization	315,048	214,440
OTHER ASSETS	1,166	1,453

Total Assets	$581,174	$588,506

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable	11,391	8,736
Accrued liabilities	39,191	47,681

Total current liabilities	51,332	57,167

LONG-TERM DEBT, net of current maturities	275,771	278,312
DEFERRED INCOME TAXES	96,565	75,120
OTHER NONCURRENT LIABILITIES	17,754	17,111

Total liabilities	441,422	427,710

SHAREHOLDER’S EQUITY:
Common Stock, $.01 par value, authorized 3,000 shares; 1 share issued and outstanding	—	—
Paid-in capital	156,612	160,796
Accumulated other comprehensive loss	(24)	—
Accumulated deficit	(16,836)	—

Total shareholder’s equity	139,752	160,796

Total Liabilities and Shareholder’s Equity	$581,174	$588,506

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended October 28, 2006, October 29, 2005, and October 30, 2004

		Predecessor
	2006	2005	2004
	(In thousands)

Net revenues	$230,862	$212,595	$187,328
Cost of revenues (including inventory purchase accounting charges of $40,297 in fiscal 2006)	180,409	124,855	109,203

Gross profit	50,453	87,740	78,125

Selling, general and administrative	33,928	35,514	31,166
Research and development	10,623	12,814	11,934
Amortization of intangible assets	13,422	3,414	3,414
Merger expense	—	24,473	—

Operating expenses	57,973	76,215	46,514

(Loss) income from operations	(7,520)	11,525	31,611
Interest expense	23,652	25,601	22,705
Debt extinguishment expense	—	—	12,961
Other, net	(75)	(109)	(95)

Loss before income taxes	(31,097)	(13,967)	(3,960)
Income tax benefit	(14,261)	(7,768)	(3,499)

Net loss	$(16,836)	$(6,199)	$(461)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY/(DEFICIENCY)
For the Fiscal Years Ending October 28, 2006, October 29, 2005 and October 30, 2004

			Accumulated
	Common	Paid-In	Comprehensive	Accumulated
	Stock	Capital	Income/(Loss)	Deficit	Total

BALANCE, OCTOBER 25, 2003 (Predecessor)	$—	$—	$(2,143)	$(27,785)	$(29,928)
Net loss				(461)	(461)
Additional minimum pension liability			(1,179)		(1,179)
Accretion of redeemable ESOP stock				(23,918)	(23,918)
Contributed redeemable ESOP stock				2,425	2,425
Dividend to AT Holdings				(59,046)	(59,046)
Change in ESOP excess benefit plan				1,123	1,123
Foreign currency translation adjustment			7		7
Other, net				1	1

BALANCE, OCTOBER 30, 2004 (Predecessor)	$—	$—	$(3,315)	$(107,661)	$(110,976)
Net loss				(6,199)	(6,199)
Additional minimum pension liability			(125)		(125)
Accretion of redeemable ESOP stock				(32,255)	(32,255)
Contributed redeemable ESOP stock				8,453	8,453
Tax benefit on exercise of non-qualified stock options		938			938
Dividend to AT Holdings				(7,019)	(7,019)
Change in ESOP excess benefit plan				404	404
Foreign currency translation adjustment			(68)		(68)
Other, net				(11)	(11)

BALANCE, OCTOBER 28, 2005 (Predecessor)	$—	$938	$(3,508)	$(144,288)	$(146,858)
Elimination of historical shareholder’s deficiency		(938)	3,508	144,288	146,858
Investment from AT Holdings		160,796			160,796

BALANCE, OCTOBER 29, 2005	$—	$160,796	$—	$—	$160,796

Net loss				(16,836)	(16,836)
Dividend to AT Holdings		(4,184)			(4,184)
Foreign currency translation adjustment			(24)		(24)

BALANCE, OCTOBER 28, 2006	$—	$156,612	$(24)	$(16,836)	$139,752

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Fiscal Years Ended October 28, 2006, October 29, 2005, and October 30, 2004

		Predecessor
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,836)	$(6,199)	$(461)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	9,954	3,655	3,799
Amortization of intangible assets and deferred financing costs	13,728	4,569	5,375
Amortization of inventory fair value step-up	40,297
Amortization of senior note fair value step-up	(1,791)
Accretion of bond discount	—	—	219
Debt extinguishment expense	—	—	12,961
Non-cash stock option expense	—	841	—
Compensation expense recognized in connection with employee stock ownership plan (ESOP)	—	8,453	4,851
Compensation expense recognized in connection with ESOP excess benefit plan	—	—	1,123
Deferred pension cost	—	—	(912)
Deferred income taxes	(20,673)	(4,750)	(2,150)
Changes in operating assets and liabilities:
Receivables	(4,185)	(11,306)	1,619
Inventories	(6,263)	(2,111)	(2,856)
Prepaid expenses	35	(430)	(135)
Accounts payable	2,703	(700)	2,142
Income tax receivable	3,477	(2,426)
Accrued liabilities	(1,908)	10,672	7,640
Other, net	726	(75)	15

Net cash provided by operating activities	19,264	193	33,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,567)	(4,376)	(3,056)

Net cash used in investing activities	(4,567)	(4,376)	(3,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of senior notes	—	—	250,000
Purchase of senior subordinated notes	—	—	(200,571)
Borrowing of long-term debt	18,000	5,000	15,000
Repayment of long-term debt	(18,750)	(750)	(26,038)
Payment of financing related fees	(48)	(1,390)	(7,719)
Transaction related cash received from AT Holdings	—	6,374	—
Purchase of AT Holdings stock from former ESOP participants	—	(3,886)	(567)
Dividend to AT Holdings	(4,184)	(3,133)	(58,479)
Other, net	(24)	—	—

Net cash (used in ) provided by financing activities	(5,006)	2,215	(28,374)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	9,691	(1,968)	1,800
Balance, beginning of period	13,889	15,857	14,057

Balance, end of period	$23,580	$13,889	$15,857

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Fiscal Years Ended October 28, 2006, October 29, 2005, and October 30, 2004

1.	BASIS OF PRESENTATION

The principal operations of Argo-Tech Corporation (a wholly-owned subsidiary of AT Holdings Corporation (“Holdings”)) and its subsidiaries (“Argo-Tech” or the “Company”) include the design, manufacture and distribution of aviation products, primarily aircraft fuel pumps. In addition, Argo-Tech leases a portion of its Cleveland, Ohio manufacturing facility to other parties. Argo-Tech’s fiscal year ends on the last Saturday in October. The fiscal year ended October 30, 2004 consisted of 53 weeks and the fiscal years ended October 28, 2006 and October 29, 2005 consisted of 52 weeks. Prior to the Merger in 2005 (Note 3), Argo-Tech was obligated to fulfill certain obligations of Holdings to purchase Holdings’ common stock in accordance with the provisions of the Argo-Tech Corporation Employee Stock Ownership Plan. As a result, that obligation has been reflected in its financial statements for fiscal years 2005 and 2004.

Argo-Tech Corporation is a parent holding company and all of its domestic subsidiaries guarantee Argo-Tech’s senior notes issued in June 2004. Argo-Tech also has two wholly-owned, non-guarantor foreign subsidiaries which have minor assets, liabilities and equity. Argo-Tech has no independent assets, liabilities or operations apart from its wholly-owned subsidiaries. The senior notes (Note 13) are fully, unconditionally, jointly and severally guaranteed by the guarantor subsidiaries, and therefore, separate financial statements of the guarantor subsidiaries will not be presented. Management has determined that the information presented by such separate financial statements is not material to investors.

2.	SUBSEQUENT EVENTS

On December 24, 2006, V.G.A.T. Investors, LLC (“VGAT”) entered into a definitive agreement (the “Acquisition Agreement”) to sell all of the issued and outstanding common stock of AT Holdings Corporation (“ Holdings”), the parent corporation of Argo-Tech to Eaton Corporation. The members of VGAT include, among others, Vestar Capital Partners IV, L.P., Greenbriar Equity Group, LLC (collectively the “Sponsors”) and several members of Argo-Tech’s senior management.

Under the terms of the Acquisition Agreement, VGAT will receive consideration of $695.0 million, consisting of cash and the assumption of debt, in exchange for the shares of Holdings, subject to adjustment in accordance with the terms of the Acquisition Agreement. Prior to consummation of the sale, Argo-Tech is expected to be reorganized to exclude its cryogenics and other non-aerospace assets (the “Reorganization”). In order to effect the Reorganization, we intend to, among other things, seek a consent from the holders of our outstanding 9 1/4% Senior Notes to the Reorganization, together with a waiver of the holder’s right under the related indenture to require us to repurchase the notes in connection with the sale.

Management expects the sale to close in the first quarter of calendar 2007, but closing is subject to, among other things, required regulatory approvals and other closing conditions.

3.	MERGER

On October 28, 2005, Holdings consummated a merger with Vaughn Merger Sub, Inc. (“Vaughn”) in which Vaughn merged with and into Holdings (the “Merger”), with Holdings surviving as a wholly owned subsidiary of VGAT.

The Merger was accounted for as a purchase and preliminary fair value adjustments to the Company’s assets and liabilities were recorded as of the date of the Merger. In the fourth quarter 2006, the Company obtained third-party valuations of certain tangible and intangible assets and finalized the allocation of the purchase price to the Company’s assets and liabilities. As a result of finalizing the valuation, goodwill decreased by $90.0 million.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values assigned to the Company’s assets and liabilities in connection with the Merger (in thousands):

Assets
Current assets	$130,794
Property, plant and equipment	48,008
Goodwill	110,178
Intangible assets	327,869
Other assets	2

Total assets	616,851

Liabilities
Current liabilities	56,313
Long-term debt	264,063
Other noncurrent liabilities	122,026

Total liabilities	442,402

Purchase price allocated to Company	$174,449

The following table summarizes the unaudited, consolidated pro forma results of operations of the Company, as if the Merger had occurred at the beginning of each period presented (in thousands):

	Year Ended	Year Ended
	October 29,	October 30,
	2005	2004

Net sales	$212,595	$187,328
Loss from operations	(18,662)	(23,391)
Net loss	(23,034)	(26,636)

The pro forma results of operations include the effects of the: (i) inventory purchase accounting adjustments that were charged to cost of sales in the year following the transactions as the inventory on hand as of the date of the transactions is sold, (ii) additional amortization expense that was recognized from the identifiable intangible assets recorded in accounting for the transactions, (iii) additional depreciation expense resulting from the write-up of the carrying value of property, plant and equipment to fair value, (iv) amortization of the write-up of the Notes to fair market value over the remaining life of the loan, (v) additional interest expense related to the increase in the Term Loan and related amortization expense; and excludes expenses related to the Merger (discussed below). This pro forma information is not necessarily indicative of the results that actually would have been obtained if the transactions had occurred as of the beginning of the periods presented and is not intended to be a projection of future results.

The Company’s results of operations for the period ended October 29, 2005 include a one-time charge of $24.5 million ($15.2 million after tax) that was recorded as a result of the Merger and consists primarily of stock compensation costs, ESOP excess benefit plan and severance and stay payments in connection with the Merger.

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — The consolidated financial statements include the accounts of the Company. All material intercompany accounts and transactions between the wholly-owned subsidiaries have been eliminated.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Merger (see Note 3), the accompanying consolidated financial statements include fair value adjustments to assets and liabilities, including inventory, goodwill, intangible assets, property, plant and equipment, accrued liabilities, deferred taxes and long-term debt. Accordingly, the accompanying consolidated financial statements for periods prior to the Merger are labeled as “Predecessor” financial statements.

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

Cash Equivalents — Cash equivalents represent short-term investments with an original maturity of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.

Receivables — The Company evaluates the collectibility of its trade receivables based on a combination of factors. The Company regularly analyzes its customer accounts, and when it becomes aware of a specific customer’s inability to meet its financial obligation , such as in the case of bankruptcy filings, the Company immediately records a bad debt expense and reduces the related receivable to the amount it reasonably believes is collectible. The Company estimates the allowance for doubtful accounts based on the aging of the accounts receivable, customer creditworthiness and historical experience. Its estimate of the allowance includes amounts for specifically identified losses and a general amount for estimated losses. If circumstances change or economic conditions deteriorate, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

Long-Lived Assets — Property and equipment are stated at cost less accumulated depreciation. Costs related to normal maintenance and repairs are charged to expense as incurred. Upon the disposition of assets, their cost and related depreciation are removed from the respective accounts and the resulting gain or loss is included in current income.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. The Company then evaluates recoverability of assets to be held and used by comparing the carrying amount of the asset to undiscounted expected future cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment amount is calculated using a fair-value-based test that compares the fair value of the asset to its carrying value. Fair values are typically calculated using discounted expected future cash flows, using a risk-adjusted discount rate. Assets held for sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell.

The Company records the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. The related asset retirement costs are capitalized as a part of the carrying amount of the long-lived asset and amortized over the asset’s economic life. The Company has identified a conditional asset retirement obligation related to the possible future removal of asbestos containing materials present in certain Company owned production facilities. The presence of asbestos containing materials in the Company’s production facilities arises from the application of normal and customary building practices in the

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

past when the facilities were constructed. Under current regulations the Company is not required to remove the asbestos in its present condition except upon the demolition of the building. Inasmuch as there is no plan or intent to demolish the facilities, management considers the triggering of the requirement to remove the asbestos unlikely and is unable to reasonably estimate a potential settlement date or range of settlement dates. In accordance with Interpretation No. 47, (see Recently Adopted Accounting Pronouncements below) the Company has not recorded an asset retirement obligation for asbestos removal given the uncertainty surrounding the timing of potential future removal of the asbestos containing materials, if any.

Depreciation — For financial reporting purposes depreciation expense is computed using the straight-line or an accelerated method over the estimated useful lives of the assets. Depreciation expense was $10.0 million, $3.7 million, and $3.8 million in 2006, 2005, and 2004, respectively. Estimated useful lives are as follows:

Buildings and improvements	7 to 30 years
Equipment	3 to 10 years

Goodwill and Intangible Assets — Goodwill and identified intangible assets are recorded at fair value on the date of acquisition. Intangible assets other than goodwill are recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed or exchanged, regardless of our intent to do so. Intangible assets, such as goodwill and tradenames, that have an indefinite useful life are not amortized. All other intangible assets are amortized over their estimated useful lives. The Company reviews goodwill and purchased intangible assets for impairment annually, or whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The asset impairment review assesses the fair value of the assets based on the future cash flows the assets are expected to generate. This approach uses the Company’s estimate of future market growth, forecasted revenue and costs and appropriate discount rates. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value.

Intangible assets are amortized on a straight-line basis over their estimated economic lives as follows:

Technology	3 to 25 Years
Customer relationships	20 to 25 Years
Non-compete agreements	8 Years

The Company’s intangible assets related to its tradenames have been determined to have indefinite useful lives and are therefore not amortized. The Company’s goodwill is allocated to its Aerospace segment.

Deferred Financing Costs — The costs of obtaining financing are included in Other Assets in the consolidated balance sheets and are amortized over the terms of the financing. The cost balance at October 28, 2006 and October 29, 2005 were $1,460,000 and $1,451,000, respectively. The amortized cost is included in interest expense in the consolidated statements of operations. Accumulated amortization at October 28, 2006 was $306,000.

Foreign Currency Translation — Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries’ financial statements are excluded from the consolidated statements of operations and are reported as a component of shareholder’s equity/(deficiency).

Revenue Recognition — Revenues are recognized when goods are shipped or services provided, at which time title and risk of loss passes to the customer. Substantially all sales are made pursuant to firm, fixed-price purchase orders received from customers. We have executed long-term supply agreements with certain of our OEM customers. These agreements require Argo-Tech to supply all the amounts ordered by the customers during the term of the agreements (generally three to five years) at specified prices. Under certain of these agreements, we expect to incur losses. Provisions for estimating losses on these contracts are made in the period in which such losses are identified based on cost and pricing information and estimated future shipment quantities provided by the customer. The cumulative effect of revisions to estimated losses on contracts is recorded in the accounting period in

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the amounts become known and can be reasonably estimated. Such revisions could occur at any time there are changes to estimated future revenues or costs. Revenue from certain fixed price engineering contracts for which costs can be reliably estimated are recognized based on milestone billings.

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

Stock-Based Compensation — The Company applies Accounting Principals Board (“APB”) Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and incentive unit plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standard (“SFAS”) No. 123, the Company’s net loss for the fiscal years ended 2006, 2005 and 2004 would have been adjusted to the pro forma amount indicated below (in thousands):

		Predecessor
	Year Ended	Year Ended	Year Ended
	October 28,	October 29,	October 30,
	2006	2005	2004

Net loss — As reported	$(16,836)	$(6,199)	$(461)
Compensation cost based on the fair value method (after tax)	—	—	(76)

Net loss — Pro forma	$(16,836)	$(6,199)	$(537)

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment,” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company will adopt this statement for the fiscal year 2007 using the modified prospective method. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain income tax positions accounted for in accordance with SFAS No. 109. The interpretation stipulates recognition and measurement criteria in addition to classification and interim period accounting and significantly expanded disclosure provisions for uncertain tax positions that are expected to be taken in a company’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt this statement for fiscal 2008. Management has not yet determined the impact of the adoption of FIN 48 on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under most other accounting pronouncements

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that require or permit fair value measurements and does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The provisions of SFAS No. 157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied, except for a limited form of retrospective application for certain financial instruments. The Company will adopt this statement for fiscal year 2009. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132R.” SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized in the statement of financial position and changes in the funded status be reflected in comprehensive income. The new standard also requires the benefit obligations be measured as of the same date of the consolidated financial statements and requires additional disclosures related to the effects of delayed recognition of gains or losses, prior service costs or credits, and transition assets or obligations on net periodic benefit cost. SFAS No. 158 is effective for financial statements issued for fiscal years ending after December 15, 2006. The Company will adopt this statement in the fourth quarter of fiscal 2007 and is currently assessing the impact that this standard will have on its consolidated financial position or results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company will adopt this statement for fiscal 2007. Management has not determined the effect the adoption of this statement will have on its consolidated financial position or results of operations.

Recently Adopted Accounting Pronouncements

Effective November 2005, the Company adopted SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing.” This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 also requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on its consolidated financial position or results of operations.

In October 2006, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirements — an interpretation of SFAS No. 143” (“FIN 47”). FIN 47 clarifies that uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists to make a reasonable estimate of the fair value of the obligation. The provisions of this interpretation were effective for the Company’s fiscal year ended October 28, 2006 and did not have a material impact on its consolidated financial position or results of operations. See discussion above under Long-Lived Assets.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	OTHER BALANCE SHEET INFORMATION

The major components of the following balance sheet captions were (in thousands):

	October 28,	October 29,
	2006	2005

Accrued liabilities:
Salaries and accrued compensation	$10,954	$11,961
Payroll taxes	257	7,638
Accrued interest	9,635	9,635
Accrued warranty	2,220	2,073
Deferred and other income taxes	5,378	7,052
Other	10,747	9,322

Total	$39,191	$47,681

Other noncurrent liabilities:
Accrued postretirement benefits	$15,777	$14,852
Other	1,977	2,259

Total	$17,754	$17,111

6.	RECEIVABLES

Receivables consist of the following (in thousands):

	October 28,	October 29,
	2006	2005

Amounts billed — net of allowance for uncollectible amounts of $660 and $459	$43,378	$39,193
Amounts unbilled (principally commercial customers):
Net reimbursable costs incurred on uncompleted contracts	6,323	1,776
Billings to date	(5,197)	(650)

Total unbilled — net	1,126	1,126

Net receivables	$44,504	$40,319

7.	INVENTORIES

Inventories consist of the following (in thousands):

	October 28,	October 29,
	2006	2005

Finished goods	$3,027	$5,401
Work-in-process and purchased parts	36,507	68,895
Raw materials and supplies	753	706

Total	40,287	75,002
Reserve for excess and obsolete inventory	(3,675)	(4,037)

Inventories — net	$36,612	$70,965

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	INTANGIBLE ASSETS

The following is a summary of intangible assets, other than goodwill (in thousands):

	October 28, 2006		October 29, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Intangible Assets:
Tradenames	$24,300	$—	$—	$—
Technology	48,470	(3,039)	21,050	—
Customer relationships	253,600	(10,120)	193,390
Non-compete agreement	2,100	(263)	—	—

Total	$328,470	$(13,422)	$214,440	$—

Amortization expense recorded on the intangible assets for each of the fiscal years ended October 28, 2006, October 29, 2005 and October 30, 2004 was $13.4 million, $3.4 million and $3.4 million, respectively. The estimated amortization expense for fiscal years 2007 through 2011 is as follows:

2007	$13,422
2008	13,422
2009	13,422
2010	13,168
2011	13,168

The weighted-average amortization period for technology-related intangible assets is 19 years, customer relationships — 25 years; and non-compete agreements — 8 years. The tradenames have been determined to have indefinite useful lives and are therefore not amortized.

9.	PROPERTY AND EQUIPMENT

Owned Property — Property and equipment owned by the Company consists of the following:

	October 28,	October 29,
	2006	2005
	(In thousands)

Land and land improvements	$15,820	$7,071
Buildings and building equipment	14,300	25,205
Machinery and equipment	17,620	7,214
Office and automotive equipment	2,389	1,187
Construction-in-progress	2,579	1,293

Total	52,708	41,970
Accumulated depreciation	(10,044)	—

Total — net	$42,664	$41,970

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

Total rental revenue under the property leases and service contracts is included in “Net revenues” and was as follows for the fiscal years ended 2006, 2005 and 2004 (in thousands):

		Predecessor
	2006	2005	2004

Minimum contractual amounts under property leases	$2,718	$3,811	$4,126
Service contracts revenue based on usage	380	687	828

Total	$3,098	$4,498	$4,954

Future minimum rentals under the noncancelable property leases and service contracts at October 28, 2006 are (in thousands): $1,686 in 2007, $671 in 2008, $116 in 2009, $84 in 2010, and $22 in 2011.

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

The following table presents a reconciliation of changes in the product warranty liability (in thousands):

		Predecessor
	October 28,	October 29,
	2006	2005

Beginning balance	$2,073	$2,084
Accruals for warranties issued	358	20
Accruals for pre-existing warranties (including changes in estimate)	991	756
Warranty claims settled	(1,202)	(787)

Ending balance	$2,220	$2,073

11.	EMPLOYEE BENEFIT PLANS

Employee Stock Ownership Plan — Prior to the merger in 2005, the Company had an Employee Stock Ownership Plan (ESOP) to provide retirement benefits to qualifying, salaried employees. The ESOP granted to participants in the plan certain ownership rights in, but not possession of, the common stock of Holdings held by the Trustee of the Plan. Shares of common stock were allocated annually to participants in the ESOP pursuant to a prescribed formula. The value of the shares committed to be released by the Trustee under the Plan’s provisions for allocation to participants was recognized as an expense of $8,453,000 and $4,851,000 for the fiscal years ended 2005 and 2004, respectively. In September 2005, the Company contributed 42,000 shares of Holdings common stock to the plan. These shares were repurchased by Argo-Tech from plan participants who exercised their put option rights under the plan.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information regarding ESOP activity as of October 29, 2005 consists of the following:

October 29,
2005

Allocated shares	441,000
Shares released for allocation(a)	42,000

Total ESOP shares	483,000
Repurchased shares received as distributions	(121,971)
Repurchased shares in connection with the Merger	(361,029)

Total available ESOP shares	—

Fair market value of unearned ESOP shares	$—

(a)	— Includes contributed shares

All of the cash and shares acquired for the ESOP were owned and held in trust by the ESOP.

Pension and Savings Plans — The Company has two noncontributory defined benefit pension plans for qualifying hourly and salary employees. A plan covering salaried employees provides pension benefits that are based on the employees’ compensation and years of service. The future accrual of benefits was terminated in connection with the formation of the ESOP. A plan covering hourly employees provides benefits of stated amounts for each year of service. The Company’s funding policy is to contribute actuarially determined amounts allowable under Internal Revenue Service regulations. The Company also sponsors three employee savings plans, which cover substantially all of the Company’s employees. The plan covering Argo-Tech Corporation employees provides for a match of participating employees’ contributions. The Company’s contribution, recognized as expense was approximately $2,360,000, $678,000, and $560,000 in fiscal years 2006, 2005 and 2004 respectively. Prior to fiscal 2006, only Argo-Tech Corporation Costa Mesa employees received a matching contribution. The Company uses an October 31st measurement date for its defined benefit pension plans.

A summary of the components of net periodic pension cost for the pension plans for the fiscal years ended 2006, 2005 and 2004 is as follows (in thousands):

		Predecessor
	2006	2005	2004

Service cost — benefits earned during the period	$384	$371	$279
Interest cost on projected benefit obligation	1,467	1,383	1,324
Expected return on plan assets	(1,964)	(1,868)	(1,756)
Net amortization and deferral	—	410	348

Net periodic pension (benefit) cost	(113)	296	195

Curtailment loss	—	369	—
Special termination benefits	—	57	—

Net periodic pension (benefit) cost after settlements	$(113)	$722	$195

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the change in projected benefit obligation (in thousands):

	2006	2005

Benefit obligation at beginning of year	$25,132	$22,977
Service cost	384	371
Interest cost	1,467	1,383
Benefits paid	(1,034)	(1,002)
Actuarial gain	(125)	(251)
Change in plan provisions	—	542
Change due to assumptions	—	686
Curtailment loss	—	369
Special termination benefits	—	57

Benefit obligation at end of year	$25,824	$25,132

The following table sets forth the change in plan assets (in thousands):

	2006	2005

Fair value of plan assets at beginning of year	$22,070	$21,112
Actual return on plan assets	2,774	1,828
Employer contributions	1,030	132
Benefits paid	(1,034)	(1,002)

Fair value of plan assets at end of yer	$24,840	$22,070

The following table sets forth the funded status of the plans (in thousands):

	2006	2005

Funded status	$(984)	$(3,062)
Unrecognized net gain	(811)	—

Net amount recognized	$(1,795)	$(3,062)

The following table shows the development of the accrued pension cost prior to reflection of additional minimum liability (in thousands):

	2006	2005

(Accrued) prepaid pension benefit (cost) at the beginning of year	$(3,062)	$4,027
Net periodic pension benefit (cost)	113	(722)
Employer contributions	1,030	132
Purchase accounting adjustment	—	(6,499)
Other	124	—

Accrued pension cost at the end of year	$(1,795)	$(3,062)

The following table sets forth additional information of the plans (in thousands):

	October 28,	October 29,
	2006	2005

Accumulated benefit obligation at the end of the year	$25,824	$25,132
Increase in minimum liability included in other comprehensive income	—	209

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions used to determine net periodic pension cost as well as the funded status are:

		Predecessor
	2006	2005	2004

Discount rate	6.00%	6.00%	6.00%
Expected long-term rate of return on plan assets	9.00%	9.00%	9.00%

The following table sets forth the weighted-average asset allocations, by asset category:

		Assets at
	Target	October 28,	October 29,
Asset Category	Allocation	2006	2005

Equity securities	60% - 70%	64.3%	62.0%
Debt securities	30% - 40%	34.7%	36.7%
Cash	0% - 10%	1.0%	1.3%

Total		100.0%	100.0%

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

The company expects to contribute $200,000 to the plans for the fiscal year ending October 31, 2007.

The following benefit payments, which reflect expected future service, are expected to be paid for the fiscal years ending (in thousands):

October 31, 2007	$1,128
October 31, 2008	1,156
October 31, 2009	1,207
October 31, 2010	1,243
October 31, 2011	1,355
October 31, 2012 to October 31, 2016	8,711

Other Postretirement Benefits — The Company provides certain postretirement health care benefits to qualifying hourly retirees and their dependents. The Company uses an October 31 measurement date for its postretirement health care benefit.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net postretirement benefit cost for the fiscal years ended 2006, 2005 and 2004 includes the following components (in thousands):

		Predecessor
	2006	2005	2004

Service cost	$523	$241	$179
Interest cost	1,156	883	881
Net amortization and deferral	—	139	135

Net postretirement benefit cost	$1,679	$1,263	$1,195

The following table sets forth the change in projected benefit obligation (in thousands):

	2006	2005

Benefit obligation at beginning of year	$15,352	$14,476
Service cost	523	241
Interest cost	1,156	883
Benefits paid	(783)	(552)
Plan participant contributions	179	150
Actuarial loss	1,682	399
Change due to assumptions	2,553	(245)

Benefit obligation at end of year	$20,662	$15,352

The following table sets forth the change in plan assets (in thousands):

	2006	2005

Fair value of plan assets at beginning of year	$—	$—
Employer contributions	604	402
Benefits paid	(783)	(552)
Plan participant contributions	179	150

Fair value of plan assets at end of year	$—	$—

The following table sets forth the funded status of the plans (in thousands):

	2006	2005

Benefit obligation	$(20,662)	$(15,352)
Unrecognized net loss	4,235	—

Accrued benefit cost	$(16,427)	$(15,352)

The following table shows the development of the accrued postretirement benefit cost (in thousands):

	2006	2005

Accrued postretirement benefit cost at the beginning of the year	$(15,352)	$(11,797)
Net periodic postretirement benefit cost	(1,679)	(1,263)
Employer contributions	604	402
Purchase accounting adjustment	—	(2,694)

Accrued postretirement benefit cost at the end of the year	$(16,427)	$(15,352)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumption used to determine net periodic postretirement benefit cost and benefit obligations is:

		Predecessor
	2006	2005	2004

Discount rate	6.00%	6.00%	6.00%

The assumed health care cost trend rates are as follows:

		Predecessor
	2006	2005	2004

Health care cost trend rate assumed for next year:
Pre 65	10.0%	7.5%	8.0%
Post 65	12.0%	7.5%	8.0%
Ultimate rate
Pre 65	4.5%	5.0%	5.0%
Post 65	5.0%	5.0%	5.0%
Year ultimate rate is valued	2013	2011	2011

The company expects the following contributions to be made to the plan for the fiscal year ending October 31, 2006 (in thousands):

Expected employer contributions	$649
Expected plan participant contributions	$216

The following benefit payments (employer portion only), which reflect expected future service, are expected to be paid for the fiscal years ending (in thousands):

October 31, 2007	$649
October 31, 2008	738
October 31, 2009	821
October 31, 2010	904
October 31, 2011	1,062
October 31, 2012 to October 31, 2016	5,752

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	1% point	1% point
	Increase	Decrease

Effect on service and interest cost	$282	$(226)
Effect on postretirement benefit obligation	$3,542	$(2,879)

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	INCOME TAXES

The income tax provision/(benefit) consists of the following for the fiscal years ended 2006, 2005 and 2004 (in thousands):

		Predecessor
	2006	2005	2004

Current tax provision/(benefit):
Federal	$5,926	$(3,039)	$(1,273)
State and local	486	21	(76)

Total	6,412	(3,018)	(1,349)
Deferred tax benefit:
Federal	(19,621)	(4,508)	(2,040)
State and local	(1,052)	(242)	(110)

Total	(20,673)	(4,750)	(2,150)

Income tax provision/(benefit)	$(14,261)	$(7,768)	$(3,499)

The difference between the recorded income tax provision/(benefit) and the amounts computed using the statutory U.S. Federal income tax rates are as follows (in thousands):

		Predecessor
	2006	2005	2004

Income tax provision at statutory rate	$(10,884)	$(4,889)	$(1,346)
State tax provision — net of federal benefits	(2,002)	(468)	80
Extraterritorial income	(1,500)	(1,490)	(1,403)
R & D credit	(773)	(748)	(590)
ESOP	—	—	539
Settlement of tax examination and reserve adjustment	—	(451)	(720)
Other — net	898	278	(59)

Income tax provision (benefit)	$(14,261)	$(7,768)	$(3,499)

During the fiscal years ended 2005 and 2004 the Company paid (net of refunds received) approximately $1.0 million and $1.3 million in income taxes, respectively. The Company received a net refund of approximately $3.0 million in fiscal 2006.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net deferred tax asset/(liability) are as follows (in thousands):

	October 28,	October 29,
	2006	2005

Current:
Deferred revenue	$1,239	$426
Inventory	955	(13,784)
Employee benefits	1,408	1,496
Warranty	848	798
Engineering reserves	799	273
Net operating loss carryforward	—	3,727
Other reserves	520	201

Total current	5,769	(6,863)

Long-term:
Hourly retiree medical	5,129	5,534
Accrued pension benefit	396	689
Property and equipment	(7,007)	(7,696)
Intangible assets	(101,263)	(79,332)
Senior notes	2,955	3,600
R&D tax credit carryforward	2,332	1,721
Other — net	893	364

Total long-term	(96,565)	(75,120)

Net deferred tax liability	$(90,796)	$(81,983)

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

13.	DEBT

Summary — The Company’s long-term debt consists of the following (in thousands):

	October 28,	October 29,
	2006	2005

Term loans	$18,312	$19,062
Revolving credit facility	—	—
Senior notes	258,209	260,000

Total borrowings	276,521	279,062
Current maturities	(750)	(750)

Long-term portion	$275,771	$278,312

Credit Facility and Term Loans — In connection with the Merger in 2005, the Company amended and restated its credit agreement and has a $19.1 million Term Loan Facility and has available a $40.0 million Revolving Credit

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility. The unused balance of the Revolving Credit Facility ($29.2 million at October 28, 2006 after reduction of $10.8 million for letters of credit) is subject to a .50% commitment fee. The Credit Facility and Term Loan mature on June 23, 2009. The Credit Facility is collateralized by substantially all of the tangible assets of the Company (including the capital stock of Holdings). The Credit Facility contains a number of covenants that, among other things, limit the Company’s ability to incur additional indebtedness, pay dividends, prepay subordinated indebtedness, dispose of certain assets, create liens, make capital expenditures, make certain investments or acquisitions and otherwise restrict corporate activities. The Credit Facility contains no restrictions on the ability of the Company’s subsidiaries to make distributions to the Company. The Credit Facility also requires the Company to comply with certain financial ratios and tests, under which the Company is required to achieve certain financial and operating results. The Company was in compliance with the covenants at October 28, 2006 and October 29, 2005. Interest was calculated, at the Company’s choice, using an alternate base rate (ABR) or LIBOR, plus a supplemental percentage determined by the ratio of debt to adjusted EBITDA. The interest rates for fiscal years 2006 and 2005 was 2.50% plus LIBOR.

Senior Notes — At October 28, 2006, the Company had outstanding $250.0 million 9 1/4% Senior Notes due 2011. Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Senior Notes will mature on June 1, 2011.

In connection with the Merger, the 9 1/4% Senior Notes were increased by $10.0 million, to $260.0 million, their fair market value and will be amortized over the remaining life of the notes. The unamortized balance as of October 28, 2006 is $8.2 million.

The Senior Notes are unsecured and rank equally with all our existing and future senior debt and rank senior to all our existing and future subordinated debt. The Senior Notes are effectively subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes are subject to certain limitations and restrictions which the Company has not exceeded at October 28, 2006.

Annual Maturities and Interest Payments — The maturities of the Company’s long-term debt during each of the next five fiscal years are as follows (in thousands):

Fiscal Year	Amount

2007	$750
2008	3,562
2009	14,000
2010	—
2011	250,000

Total	$268,312

Total interest paid during the fiscal years ended 2006, 2005, and 2004 was $23.6 million, $24.4 million, and $20.7 million, respectively.

14.	SEGMENT INFORMATION

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

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company evaluates the performance of its segments based primarily on operating profit before amortization of deferred financing fees and other identified intangibles, purchase accounting depreciation, interest expense, interest income, other miscellaneous fees and income taxes. Purchase accounting depreciation is recorded as a corporate expense and is not allocated to the reportable segments.

The following table presents revenues and other financial information by business segment (in thousands):

	2006
	Aerospace	Industrial	Corporate	Consolidated

Net revenues	$175,788	$55,074	$—	$230,862
Operating profit (loss)	49,713	2,963	(6,477)	46,199
Amortization of fair value inventory step-up				40,297
Amortization of intangible assets				13,422

Loss from operations				(7,520)
Interest expense				23,652
Other, net				(75)

Loss before income taxes				$(31,097)

Capital expenditures	2,648	1,919	—	4,567
Depreciation	2,023	1,477	6,454	9,954

	2005 Predecessor
	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$154,842	$57,753	$—	$212,595
Operating profit (loss)	38,501	4,138	(3,227)	39,412
Amortization of intangible assets				3,414
Merger expenses				24,473

Income from operations				11,525
Interest expense				25,601
Other, net				(109)

Loss before tax				$(13,967)

Capital expenditures	2,661	1,715	—	4,376
Depreciation	2,043	1,245	367	3,655
Compensation expense recognized in connection with employee stock ownership plan	7,821	632	—	8,453

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004 Predecessor
	Aerospace	Industrial	Corporate	Consolidated

Customer revenues	$138,177	$49,151	$—	$187,328
Operating profit (loss)	34,584	761	(320)	35,025
Amortization of intangible assets				3,414

Income from operations				31,611
Interest expense				22,705
Debt extinguishment expense				12,961
Other, net				(95)

Loss before tax				$(3,960)

Capital expenditures	1,789	1,267	—	3,056
Depreciation	2,168	1,231	400	3,799
Compensation expense recognized in connection with employee stock ownership plan	4,270	581	—	4,851

Major Customers and Export Sales

During the fiscal years ended 2006, 2005 and 2004 the Company had revenues in excess of 10% from only one customer (in thousands):

		Predecessor
	2006	2005	2004

Upsilon International Corporation	$22,881	$23,478	$20,326

During the fiscal years ended 2006, 2005, and 2004 export sales to foreign customers were comprised of the following (in thousands):

		Predecessor
	2006	2005	2004

Europe	$45,154	$42,238	$32,823
Pacific Rim	34,804	35,430	26,003
All others (individually less than 10%)	24,701	17,702	21,379

Total	$104,659	$95,370	$80,205

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has various financial instruments, including cash and short-term investments and long-term debt. The Company has determined the estimated fair value of these financial instruments by soliciting available market information and utilizing appropriate valuation methodologies, which require judgment. The Company believes that the carrying values of the short-term investments, and Term Loans approximates their fair value. The value of the Senior Notes as of October 28, 2006 was $259,375,000. The Company does not enter into derivative contracts for trading or speculative purposes. A 10% fluctuation in interest rates would not materially affect Argo-Tech’s financial condition, result of operations or cash flow.

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	STOCK BASED COMPENSATION

Prior to the merger, the Company had five stock-based compensation plans:

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

Stock Appreciation Rights (SARs)

On March 1, 2005, the Company granted 45,200 SARs to certain full-time employees of the Company and its subsidiaries. Its directors and executive officers did not participate in the plan. The total number of SARs which could be granted pursuant to the amended 2004 Stock Appreciation Rights Plan, which was approved by the Board of Directors on December 7, 2004, could not exceed 50,000, except to the extent of certain authorized adjustments. The SARs were to vest 33 1/3% on the grant date and on each of the next two anniversary dates of the initial date (the date the value of the SAR was determined by the Board). Once vested and upon the earliest of: termination of employment for reasons other than cause, a change of control or ten years from the initial date, each SAR entitled the holder to a base payment equal to the increase, if any, in the value of one share of Holdings common stock from the initial date to the date of payment. There is $2.5 million of SAR expense included in selling, general and administrative expenses for fiscal 2005. The Merger constituted a change of control under the SARs, and the holders of the SARs received a portion of the merger consideration in exchange for the cancellation of their SARs.

The cancellation of the SARs resulted in additional compensation expense of $4.6 million in fiscal year 2005, which was included in Merger expense.

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

A summary of the status of the Company’s stock option plans as of October 29, 2005 and October 30, 2004 and changes during the years ending on those dates is presented below:

	2005 Predecessor
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	127,923	$49.91
Granted	37,160	201.25
Exercised	(37,721)	44.39
Cancelled	(90,202)	52.22
Outstanding at end of year	37,160	201.25
Options exercisable at year-end	—	—
Weighted average fair value of options granted during the year	$75.96

	2004 Predecessor
		Weighted Average
	Shares	Exercise Price

Outstanding at beginning of year	133,713	$50.20
Granted	—	—
Exercised	(4,000)	49.79
Cancelled	(1,790)	71.77
Outstanding at end of year	127,923	49.91
Options exercisable at year-end	127,923	49.91
Weighted average fair value of options granted during the year	$—

In connection with the Merger 37,160 options were rolled-over. Option holders have the ability to convert these options into Class A Units. There was no activity related to these options during fiscal 2006. As of October 28, 2006, 37,160 options remain outstanding.

Incentive Units — In connection with the Merger, VGAT has three authorized classes of units of limited liability company interests, designated Class A Units, Class B Units and Class C Units. The Class B Units of VGAT (the “Class B Units”) and the Class C Units of VGAT (the “Class C Units” and, together with the Class B Units, the “Incentive Units” and, together with the Class A Units of VGAT and the Class B Units, the “Units”) are voting limited liability company interests and are available for issuance to employees, directors and service providers of and to Holdings and its subsidiaries for incentive purposes.

The incentive units issued on the date of the Merger entitle the holders to distributions in excess of a floor amount, which is $201.25 per unit, the fair market value of the equity of Holdings as of the date of the Merger. The Class B Units are subject to time-vesting requirements. Twenty percent of the Class B Units will vest effective as of the end of each fiscal year. If a holder’s employment is terminated following October 31, 2006 other than by Holdings for cause or voluntarily by the holder, such holder’s Class B Units subject to vesting in the year of termination will vest on a daily basis. Class C Units are subject to performance-vesting requirements. For each fiscal year beginning with fiscal 2006, 20% of the Class C Units will be eligible to vest effective upon the sale of VGAT and the attainment of certain performance criteria. The sale to Eaton Corporation, pursuant to the Acquisition

ARGO-TECH CORPORATION AND SUBSIDIARIES
(A Wholly-Owned Subsidiary of AT Holdings Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, will result in all Class B and Class C Units becoming fully vested (see note 2 — Subsequent Events). The Class B Units are subject to time-vesting requirements. Twenty percent of the Class B Units vested at the end of fiscal 2006, for the holders of such Class B Units continuously employed by Holdings or any of its subsidiaries from the closing of the Merger in fiscal 2005 until the end of fiscal 2006.

Approximately 67% of each class of the authorized Incentive Units was issued to members of management as of the closing of the Merger in 2005. The remaining 33% is reserved for issuance to employees, directors and service providers of and to Holdings and its subsidiaries.

17.	CONTINGENCIES

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

Approximately 25% of the Company’s workforce is covered by a collective bargaining agreement that expires on March 31, 2008.

18.	OTHER COMPREHENSIVE INCOME/(LOSS)

Other comprehensive income/(loss) includes foreign currency translation adjustments and deferred pension income/(expense) (in thousands).

		Predecessor
	2006	2005	2004

Net loss	$(16,836)	$(6,199)	$(461)
Other comprehensive income (loss):
Foreign currency translation adjustment	(24)	(68)	7
Deferred pension expense	—	(208)	(1,966)

Other comprehensive loss before tax	(24)	(276)	(1,959)
Income tax benefit related to other comprehensive income (loss)	—	83	787

Other comprehensive loss, net of tax	(24)	(193)	(1,172)

Comprehensive loss	$(16,860)	$(6,392)	$(1,633)

ARGO-TECH CORPORATION

VALUATION AND QUALIFYING ACCOUNTS
FOR THE FISCAL YEARS ENDED OCTOBER 28, 2006, OCTOBER 29, 2005 AND
OCTOBER 30, 2004

	Balance at	Charged to		Balance at
	Beginning	Costs and	Deduction from	End of
Description	of Period	Expenses	Reseve(1)	Period
	(Amounts in thousands)

Allowance for doubtful accounts:
Year ended October 28, 2006	$459	609	408	$660
Year ended October 29, 2005	$310	547	398	$459
Year ended October 30, 2004	$266	416	372	$310

(1)	The amounts in this column represent charge-offs net of recoveries.